Form 10QSB
period 2000-03-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2000-05-26
CIK 1045993

FORM  10-QSB

                  SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  Quarter  Ended  March  31,  2000

                                   OR

   [  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  transition  period  from  to

                    Commission  file  number:  0-29337

                    SUMMIT  BROKERAGE  SERVICES,  INC.
        --------------------------------------------------------------
        (Exact  Name  of  Registrant  as  Specified  in  its  Charter)

         Florida                                          59-3041826
         -------                                          ----------
State or other jurisdiction of                         I.R.S.  Employer
incorporation  or  organization                       Identification  No.

              25  Fifth  Avenue,  Indialantic,  Florida  32903
           --------------------------------------------------------
           (Address  of  Principal  Executive  Office)  (Zip  Code)

                              (321)  724-2303
                              ---------------
           (Registrant's  telephone  number  including  area  code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.          Yes   X     No  ___
                                                      ---

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of March 31, 2000 was 4,591,785 shares.

                      SUMMIT  BROKERAGE  SERVICES,  INC.

                                   INDEX

                                                                            Page

PART  I  -  FINANCIAL  INFORMATION:

     Item  1.  Financial  Statements

     Certified  Public  Accountant's  Review  Report                           1

     Consolidated  Statements  of  Financial  Condition                        2

     Consolidated  Statements  of  Income  (Loss)  for  the  Three  Months
     Ended  March  31,  2000  and  1999                                        3

     Consolidated  Statements  of  Cash  Flows  for  the  Three  Months
     Ended  March  31,  2000  and  1999                                      4-5

     Notes  to  Financial  Statements                                          7

     Item  2.  Management's  Discussion and Analysis                           8

PART  II  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                             10

     Item  2.  Changes in Securities                                          10

     Item  3.  Defaults Upon Senior Securities                                10

     Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders   10

     Item  5.  Other  Information                                             10

     Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                    11

                           FORWARD  LOOKING  STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and their associates notes.

     Important factors that may cause actual results to differ from projections include, for example:

   - the success or failure of management's efforts to implement their business strategy;
   -  our  ability  to  protect  our  intellectual  property  rights;
   -  our  ability  to  compete  with  major  established  companies;
   -  our  ability  to  attract  and  retain  qualified  employees;  and
   -  other  risks  which  may  be  described  in  future  filings with the SEC.

     PART  1.  FINANCIAL  INFORMATION

Item  1.    Financial  Statements

                         SUMMIT BROKERAGE SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


Board  of  Directors  and  Shareholders
Summit  Brokerage  Services,  Inc.  and  Subsidiaries
Indialantic,  Florida

We have reviewed the consolidated Statement of Financial Condition of Summit Brokerage Services, Inc. and Subsidiaries as of March 31, 2000 and the related consolidated statement of income for the three months ended March 31, 2000, and the consolidated statement of cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.


Hoyman,  Dobson  &  Company,  P.A.
Melbourne,  Florida
May  18,  2000

SUMMIT  BROKERAGE  SERVICES,  INC.  AND  SUBSIDIARIES
Consolidated  Statements  of  Financial  Condition
--------------------------------------------------


                                                             March31,2000   December 31,
ASSETS                                                        (Reviewed)        1999
                                                            --------------  ------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     176,041   $   408,957
Cash with clearing broker. . . . . . . . . . . . . . . . .         25,141        25,132
Investments. . . . . . . . . . . . . . . . . . . . . . . .          8,850             -
Commissions receivable . . . . . . . . . . . . . . . . . .        663,607       463,356
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         38,889        27,132
Other receivables, net of $31,040  allowance for
doubtful accounts at March 31, 2000 and December 31, 1999.              -             -
Due from related party . . . . . . . . . . . . . . . . . .        143,154       102,704
Subscription receivable. . . . . . . . . . . . . . . . . .              -        48,000
Secured demand notes . . . . . . . . . . . . . . . . . . .         40,000             -
Property and equipment at cost, less accumulated
depreciation of  $78,862 and $70,970 at
March 31, 2000 and December 31, 1999, respectively . . . .         77,583        79,267
Deferred tax asset, net of valuation allowance of $283,860
at March 31, 2000 and December 31, 1999. . . . . . . . . .              -             -
                                                            --------------  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $   1,173,265   $ 1,154,548
                                                            ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . . .  $      80,403   $    63,896
Accrued commission expense . . . . . . . . . . . . . . . .        490,943       645,925
Deferred income. . . . . . . . . . . . . . . . . . . . . .         25,333        24,667
                                                            --------------  ------------
     Total liabilities . . . . . . . . . . . . . . . . . .        596,679       734,488
                                                            --------------  ------------
LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS. .         40,000             -
                                                            --------------  ------------

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share. Authorized
10,000,000 shares, 4,548,925 shares issued and 4,538,493
shares outstanding at March 31, 2000, 4,541,751 issued
and 4,538,132 outstanding at December 31, 1999 . . . . . .            455           454
Additional paid-in capital . . . . . . . . . . . . . . . .      2,588,344     2,559,389
Unearned stock compensation. . . . . . . . . . . . . . . .       (443,181)     (517,223)
Treasury stock, at cost. . . . . . . . . . . . . . . . . .        (49,688)      (18,578)
Subscriptions receivable . . . . . . . . . . . . . . . . .        (45,250)      (94,000)
Accumulated deficit. . . . . . . . . . . . . . . . . . . .     (1,514,094)   (1,509,982)
                                                            --------------  ------------
   Total stockholders' equity. . . . . . . . . . . . . . .        536,586       420,060
                                                            --------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .   $  1,173,265   $ 1,154,548
                                                            ==============  ============

SUMMIT  BROKERAGE  SERVICES,  INC.  AND  SUBSIDIARIES
Consolidated  Statements  of  Income  (Loss)
--------------------------------------------


                                                  For  the  Three  Months  Ended
                                               -----------------------------------
                                                 March 31, 2000    March 31, 1999
                                                   (Reviewed)       (Unaudited)
                                                ----------------  ----------------
REVENUES
  Commissions. . . . . . . . . . . . . . . . .  $     1,909,040   $       575,013
  Interest and dividends . . . . . . . . . . .            6,324             2,832
  Other. . . . . . . . . . . . . . . . . . . .           10,551             7,578
                                                      1,925,915           585,423
                                                ----------------  ----------------

EXPENSES
   Commissions . . . . . . . . . . . . . . . .        1,454,142           435,309
   Occupancy . . . . . . . . . . . . . . . . .           29,634            28,938
   Amortization of unearned stock compensation          102,998            40,407
   Management fees . . . . . . . . . . . . . .                -           284,707
   Other operating expenses. . . . . . . . . .          343,253           123,525
                                                ----------------  ----------------
                                                      1,930,027           912,886
                                                ----------------  ----------------


NET LOSS BEFORE INCOME TAXES . . . . . . . . .           (4,112)         (327,463)

PROVISION FOR INCOME TAXES . . . . . . . . . .                -                 -

NET LOSS . . . . . . . . . . . . . . . . . . .  $        (4,112)  $      (327,463)
                                               =================  ================

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING. . . .        4,542,105         3,948,671
                                               =================  ================
EARNINGS PER SHARE . . . . . . . . . . . . . .  $       (0.0009)  $       (0.0829)
                                               =================  ================

SUMMIT  BROKERAGE  SERVICES,  INC.  AND  SUBSIDIARIES
Consolidated  Statements  of  Cash  Flows
-----------------------------------------


                                                      For the Three Months Ended
                                                  ----------------------------------
                                                   March 31, 2000    March 31, 1999
                                                     (Reviewed)       (Unaudited)
                                                  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers. . . . . . . . .  $     1,719,340   $       451,322
   Cash paid to suppliers and employees. . . . .       (2,009,153)         (647,037)
   Interest received . . . . . . . . . . . . . .            6,324             2,832
                                                  ----------------  ----------------
     Net cash used in operating activities . . .         (283,489)         (192,883)
                                                  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments . . . . . . . . . . .           (8,850)                -
   Purchase of property and equipment. . . . . .           (6,208)           (6,757)
                                                  ----------------  ----------------
     Net cash used in investing activities . . .          (15,058)           (6,757)
                                                  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock . . . . . . . . . .          (44,813)                -
  Issuance of treasury stock . . . . . . . . . .           13,703                 -
  Proceeds received from subscription receivable           96,750                 -
  Issuance of common stock . . . . . . . . . . .                -           135,000
                                                  ----------------  ----------------
     Net cash provided by financing activities .           65,640           135,000
                                                  ----------------  ----------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . .         (232,907)          (64,640)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          434,089           132,181
                                                  ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .  $       201,182   $        67,541
                                                  ================  ================

SUMMIT  BROKERAGE  SERVICES,  INC.  AND  SUBSIDIARIES
Consolidated  Statements  of  Cash  Flows  -  Continued
-------------------------------------------------------


                                                          For the Three Months Ended
                                                      ----------------------------------
                                                       March 31, 2000    March 31, 1999
                                                         (Reviewed)       (Unaudited)
                                                      ----------------  ----------------
RECONCILIATION OF NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES

  Net loss . . . . . . . . . . . . . . . . . . . . .  $        (4,112)  $      (327,463)

  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation . . . . . . . . . . . . . . . . .            7,892             7,842
      Amortization of unearned stock
         compensation/expense. . . . . . . . . . . .          102,998            40,407
      Increase in commissions receivable . . . . . .         (200,251)         (141,119)
      Decrease (increase) in prepaid expenses. . . .          (11,757)           40,338
      Decrease (increase) in due from related party.          (40,450)            1,999
      Decrease in other receivables. . . . . . . . .                -             9,850
      Decrease in other assets . . . . . . . . . . .                -             8,856
      Increase (decrease) in accounts payable. . . .           16,507            (6,625)
      Increase (decrease) accrued commission expense         (154,982)           57,749
      Increase in due to related party . . . . . . .                -            33,462
      Increase in deferred income. . . . . . . . . .              666            81,821
                                                      ----------------  ----------------
        Net cash used in operating activities. . . .  $      (283,489)  $      (192,883)
                                                      ================  ================

Cash and cash equivalents for the purpose of this
statement consisted of the following at March 31:
Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       176,041   $        41,625
Cash with clearing broker. . . . . . . . . . . . . .           25,141            25,916
                                                      ----------------  ----------------
                                                      $       201,182   $        67,541
                                                      ================  ================

SUPPLEMENTAL  SCHEDULE  OF  NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES:

In the fiscal quarter ended March 31, 2000, the Company issued a $40,000 secured demand note for $40,000 of subordinated debt.

In the fiscal quarter ended March 31, 2000, the Company issued 13,168 shares of common stock for $28,956 of unearned compensation.

SUMMIT  BROKERAGE  SERVICES,  INC.  AND  SUBSIDIARIES
Notes  to  Consolidated  Financial  Statements
--------------------------------------------------------------------------------

NOTE  1  -  GENERAL

The consolidated financial statements for the three months ended March 31, 2000 reflect all adjustments (consisting only of normal recurring adjustment) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-SB for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.


NOTE  2  -  LIABILTIES  SUBORDINATED  TO  CLAIMS  OF  GENERAL  CREDITORS

On March 31, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by Summit's majority shareholder. The note is due on April 30, 2001 and accrues interest at 12.0% per annum. The subordinated borrowing is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of its operations for the three month periods ended March 31, 2000 and 1999, should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results  of  Operations  Three  Months  ended  March 31, 2000 vs. March 31, 1999

     Revenues for the quarter ended March 31, 2000 were $1,925,915, an increase of $1,340,492 or 229% from $585,423 for the same period of 1999. This change was due to the increase in new branch offices from 1999 to 2000 (from 28 to 43,) higher revenues from existing offices (those added prior to 2000,) and the increase in new offices that employ higher producing registered representatives.

     Expenses for the quarter ended March 31, 2000 increased by $1,017,141 or 111% to $1,930,027 from $912,886 in the first quarter of 1999. The higher expenses were largely attributable to related direct cost of the increased revenues - commissions expense (the payments to the registered representatives for their portion of the revenue.) Such commission expenses were $1,454,142 for the quarter ended March 31, 2000 compared with $435,309 in the first quarter of 1999. The Company also incurred higher non-cash expenses for amortization of unearned stock compensation in the amount of $102,998 for the quarter ended March 31, 2000, compared with $40,407 in the first quarter of 1999.

     Management fees expense as a category was eliminated in the quarter ended March 31, 2000, due to the termination of the agreement with the former management company, Summit Group of Companies, Inc., effective January 1, 2000. The services were replaced internally by the Company, and the expenses are now reflected in various General and Administrative categories, such as Salaries and Wages. In the first quarter of 1999, total management fees expense was $284,707.

     Net income (loss) for the quarter ended March 31, 2000 was $(4,112) an increase of $323,351 or 99% from $(327,463) in the first quarter of 1999.

Financing  Activities

     In the first quarter of 1999, $135,000 was received from the issuance of common stock through a limited private placement offering. No such issuance occurred in the quarter ended March 31, 2000.

     On March 31, 2000 the Company entered into a secured demand note collateral agreement with a corporation 100% owned by Summit's majority shareholder. The note is due on April 30, 2001 and accrues interest at 12% per annum. The subordinated borrowing is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

     Net income for the quarter ended March 31, 2000 was a negative .21% of revenues compared to net income for the quarter ended March 31, 1999 which was a negative 55.94% of revenues. The increase in income from operations overall resulted primarily from increased revenues and gross profits. The Company's basic earnings per share were $(0.0009) in the quarter ended March 31, 2000 compared to $(0.0829) in the quarter ended March 31,1999.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the Company's existing working capital and anticipated cash flows from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional equity offerings may be considered, in part or in combination, as the situation warrants. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

Cautionary  Statement

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include the following: the competitive environment for the Company's products and services, movements in the stock markets, and changes in the US economy. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

     PART  II  -  Other  Information

Item  1.   Legal  Proceedings

     The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

Item  2.   Changes  in  Securities.

     None.

Item  3.  Defaults  Upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

Item  5.  Other  Events

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibit  27  -  Financial  Data  Schedule

     (b) There were no reports on Form 8-K filed by the registrant for the quarter ending March 31, 2000.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its  behalf  by  the  undersigned,  thereunto  duly  authorized.


                                                 SUMMIT BROKERAGE SERVICES, INC.

Date:  May  26,  2000                       By:  /s/  Richard  Parker
                                                 --------------------
                                                 Richard  Parker,
                                                 Chairman  &  CEO
                                                 (Principal  Executive  Officer)