Form 10QSB
period 2000-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2000-08-14
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from           to
                                                         ---------    ---------.

                           Commission File No: 0-29337

                         SUMMIT BROKERAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                  59-3041826
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                                 25 FIFTH AVENUE
                           INDIATLANTIC, FLORIDA 32903
                                 (321) 724-2303

   (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AS OF AUGUST 10, 2000
            -----                           ---------------------------------
        Common Stock
 Par value $.0001 per share                            4,548,525

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

                         SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION:
     Item 1. Financial Statements
         Certified Public Accountant's Review Report                                                             3
         Consolidated Statements of Financial Condition                                                          4
         Consolidated Statements of Income (Loss) for the Six Months Ended and the Three
               Months Ended June 30, 2000 and 1999                                                               5
         Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999                                                                            7
         Notes to Financial Statements                                                                           9
     Item 2. Management's Discussion and Analysis                                                               10
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                  12
     Item 2. Changes in Securities                                                                              12
     Item 3. Defaults Upon Senior Securities                                                                    12
     Item 4. Submissions of Matters to a Vote of Security Holders                                               12
     Item 5. Other Information                                                                                  12
     Item 6. Exhibits and Reports on Form 8-K                                                                   12
SIGNATURES                                                                                                      12

                           FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Six Months Ended June 30, 2000 and June 30, 1999," and "Liquidity and Capital Resources," below. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the Company's ability to compete with major established companies; the Company's ability to attract and retain qualified personnel, and other risks which are described in the Company's Form 10-SB, as amended, and as may be described from time to time in the Company's other filings with the SEC.

                         SUMMIT BROKERAGE SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have reviewed the consolidated statements of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of income (loss) for the six months and three months ended June 30, 2000, and the consolidated statement of cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Hoyman, Dobson & Company, P.A.
Hoyman, Dobson & Company, P.A.
Melbourne, Florida
July 27, 2000

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

  ASSETS                                                                           JUNE 30, 2000     DECEMBER 31,
                                                                                    (REVIEWED)           1999
                                                                                   -------------     ------------
 Cash                                                                                  281,371       $   408,957
 Cash with clearing broker                                                              25,149            25,132
 Investments                                                                            14,825                --
 Commissions receivable                                                                743,325           463,356
 Prepaid expenses                                                                       23,322            27,132
 Other receivables, net of $31,040 allowance for
  doubtful accounts at June 30, 2000 and December 31, 1999                                  --                --
 Due from related party                                                                115,883           102,704
 Subscription receivable                                                                    --            48,000
 Secured demand notes                                                                   40,000                --
 Property and equipment at cost, less accumulated
    Depreciation of $86,753 and $70,970 at June 30, 2000
    and December 31, 1999, respectively                                                143,990            79,267
 Deferred tax asset, net of valuation allowance of $273,860
    and $283,860 at June 30, 2000 and December 31, 1999,
    respectively                                                                            --                --
                                                                                   -----------       -----------
 TOTAL ASSETS                                                                        1,387,865       $ 1,154,548
                                                                                   ===========       ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
 Accounts payable                                                                  $    88,482       $    63,896
 Accrued commission expense                                                            570,228           645,925
 Deferred income                                                                        20,697            24,667
 Capital lease payable                                                                  12,055                --
                                                                                   -----------       -----------
      Total liabilities                                                                691,462           734,488
                                                                                   -----------       -----------
 LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                40,000                --
                                                                                   -----------       -----------

 STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share. Authorized 10,000,000 shares,
   4,560,997 shares issued and 4,544,925 shares outstanding at June 30, 2000,
   4,541,751 issued and 4,538,132 outstanding at December 31, 1999                         455               454
 Additional paid-in capital                                                          2,588,344         2,559,389
 Unearned stock compensation                                                          (340,183)         (517,223)
 Treasury stock, at cost                                                               (70,206)          (18,578)
 Subscriptions receivable                                                              (45,250)          (94,000)
 Accumulated deficit                                                                (1,476,757)       (1,509,982)
                                                                                   -----------       -----------
    Total stockholders' equity                                                         656,403           420,060
                                                                                   -----------       -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,387,865       $ 1,154,548
                                                                                   ===========       ===========

See accompanying accountant's review report and notes to financial statements

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                     FOR THE SIX MONTHS ENDED
                                                                 -------------------------------
                                                                 JUNE 30, 2000     JUNE 30, 1999
                                                                   (REVIEWED)       (UNAUDITED)
                                                                 -------------     -------------
REVENUES
  Commissions                                                     $ 4,370,720       $ 1,901,076
  Interest and dividends                                               16,991             8,086
  Other                                                                13,721            36,995
                                                                  -----------       -----------
                                                                    4,401,432         1,946,157
                                                                  -----------       -----------

EXPENSES
   Commissions                                                      3,400,225         1,354,893
   Occupancy                                                           59,362            58,876
   Amortization of unearned stock compensation                        205,996            84,960
   Management fees                                                         --           538,933
   Other operating expenses                                           702,624           224,142
                                                                  -----------       -----------
                                                                    4,368,207         2,261,804
                                                                  -----------       -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                  33,225          (315,647)

PROVISION FOR INCOME TAXES                                                 --                --
                                                                  -----------       -----------

NET INCOME (LOSS)                                                 $    33,225       $  (315,647)
                                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          4,535,384         3,972,904
                                                                  ===========       ===========
WEIGHTED AVERAGE COMMON SHARES AND
    DILUTIVE POTENTIAL COMMON SHARES
    OUTSTANDING                                                     4,592,543         3,972,904
                                                                  ===========       ===========

BASIC EARNINGS PER SHARE                                          $    0.0073       $   (0.0794)
                                                                  ===========       ===========

DILUTED EARNINGS PER SHARE                                        $    0.0072       $   (0.0794)
                                                                  ===========       ===========

See accompanying accountant's review report and notes to financial statements

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                    FOR THE THREE MONTHS ENDED
                                                                ---------------------------------
                                                                 JUNE 30, 2000      JUNE 30, 1999
                                                                   (REVIEWED)        (UNAUDITED)
                                                                ---------------    --------------
REVENUES
  Commissions                                                      $ 2,461,680       $ 1,326,063
  Interest and dividends                                                10,667             5,254
  Other                                                                  3,170            29,417
                                                                   -----------       -----------
                                                                     2,475,517         1,360,734
                                                                   -----------       -----------

EXPENSES
   Commissions                                                       1,946,083           919,584
   Occupancy                                                            29,728            29,938
   Amortization of unearned stock compensation                         102,998            44,553
   Management fees                                                          --           254,226
   Other operating expenses                                            359,371           100,617
                                                                   -----------       -----------
                                                                     2,438,180         1,348,918
                                                                   -----------       -----------

NET INCOME BEFORE INCOME TAXES                                          37,337            11,816

PROVISION FOR INCOME TAXES                                                  --                --
                                                                   -----------       -----------

NET INCOME                                                         $    37,337       $    11,816
                                                                   ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           4,535,384         3,972,904
                                                                   ===========       ===========
WEIGHTED AVERAGE COMMON SHARES AND
    DILUTIVE POTENTIAL COMMON
    SHARES OUTSTANDING                                               4,592,543         3,972,904
                                                                   ===========       ===========

BASIC EARNINGS PER SHARE                                           $    0.0082       $    0.0030
                                                                   ===========       ===========

DILUTED EARNINGS PER SHARE                                         $    0.0081       $    0.0030
                                                                   ===========       ===========

See accompanying accountant's review report and notes to financial statements

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         FOR THE SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     JUNE 30, 2000     JUNE 30, 1999
                                                                       (REVIEWED)       (UNAUDITED)
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                       $ 4,104,472       $ 1,718,399
   Cash paid to suppliers and employees                                (4,262,328)       (1,997,258)
   Interest received                                                       16,991             8,086
                                                                      -----------       -----------
     Net cash used in operating activities                               (140,865)         (270,773)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                (14,825)               --
   Purchase of property and equipment                                     (10,753)           (8,095)
                                                                      -----------       -----------
     Net cash used in investing activities                                (25,578)           (8,095)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                             (65,331)               --
   Issuance of treasury stock                                              13,703                --
   Proceeds received from subscription receivable                          96,750                --
   Payments on capital lease obligation                                    (6,248)               --
   Issuance of common stock                                                    --           201,000
                                                                      -----------       -----------
     Net cash provided by financing activities                             38,874           201,000
                                                                      -----------       -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                       (127,569)          (77,868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          434,089           132,181
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   306,520       $    54,313
                                                                      ===========       ===========

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                  -------------------------------
                                                                                  JUNE 30, 2000     JUNE 30, 1999
                                                                                    (REVIEWED)       (UNAUDITED)
                                                                                  -------------     -------------
RECONCILIATION OF NET INCOME (LOSS ) TO
 NET CASH USED IN OPERATING ACTIVITIES
  Net income (loss)                                                                $    33,225       $  (315,647)

  Adjustments to reconcile net income (loss) to net
    cash used in operating activities
      Depreciation                                                                      15,612            15,683
      Amortization of unearned stock
         compensation/expense                                                          205,996            84,960
      Increase in commissions receivable                                              (279,969)         (198,482)
      Decrease in prepaid expenses                                                       3,810            24,725
      Increase in due from related party                                               (64,458)          (32,314)
      Increase in other receivables                                                         --           (21,190)
      Decrease in other assets                                                              --             5,289
      Increase in accounts payable                                                      24,586            16,994
      Increase (decrease) accrued commission expense                                   (75,697)          149,209
      Decrease in deferred income                                                       (3,970)               --
                                                                                   -----------       -----------
        Net cash used in operating activities                                      $  (140,865)      $  (270,773)
                                                                                   ===========       ===========

Cash and cash equivalents for the purpose of this
   statement consisted of the
   following at June 30:
      Cash                                                                         $   281,371       $    28,951
      Cash with clearing broker                                                         25,149            25,362
                                                                                   -----------       -----------
                                                                                   $   306,520       $    54,313
                                                                                   ===========       ===========

 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

In the fiscal quarter ended March 31, 2000, the Company issued a $40,000 secured demand note for $40,000 of subordinated debt.

In the fiscal quarter ended March 31, 2000, the Company issued 13,168 shares of common stock for $28,956 of unearned compensation.

In the fiscal quarter ended June 30, 2000, the Company obtained $69,582 of equipment in exchange for a reduction in due from related party of $51,279 and assuming a capital lease obligation of $18,303.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The consolidated financial statements for the six months and three months ended June 30, 2000 reflect all adjustments (consisting only of normal recurring adjustment) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-SB for the fiscal year ended December 31, 1999. The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

NOTE 2 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

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

NOTE 3 - RELATED PARTY TRANSACTION

During the quarter ended June 30, 2000, the Company purchased fixed assets with a net book value of $69,582 from a company owned by the majority stockholder of the Company. Payment for these assets was made by reducing $51,280 of a receivable due from the related party and assuming an $18,302 capital lease obligation on the acquired assets.

NOTE 4 - STOCK OPTIONS

On May 16, 2000, the Company cancelled all previously issued and outstanding options to purchase the Company's common stock, none of which had been exercised. In replacement thereof, the Company granted stock options to its officers, directors and certain employees to purchase an aggregate of 1,037,878 shares of common stock at an exercise price of $2.50 per share. The exercise price is not less than 85% of the market price, therefore, under APB Number 25, the stock option plan is not considered to be compensatory. Accordingly, no compensation expense has been recognized in the financial statements.

NOTE 5 - COMMITMENTS AND CONTINGENCY

On May 16, 2000, the two-year employment agreement with William R. Turner (the "Turner Employment Agreement") was amended. Mr. Turner will, effective January 1, 2000 through the remaining term of the original agreement, forego his rights to receive 15,000 shares of company stock per year and his rights to receive 100,000 options (50,000 options each year of the term). In lieu of these items, the Company granted to Mr. Turner on May 16, 2000, 160,000 options of the company's common stock exercisable at $2.50 per share. All other terms and conditions of the agreement remain the same. Effective August 16, 2000, Mr. Turner tendered his resignation to the Company for personal reasons and he will retain 80,000 options of 160,000 options granted pursuant to his employment agreement.

On May 16, 2000, the Company entered into employment agreements with Mr. Richard Parker, (the "Parker Employment Agreement"), the Company's Chairman and CEO and Mr. Mark F. Caulfield (the "Caulfield Employment Agreement"), the Company's Chief Financial Officer. Both agreements commenced on January 1, 1998 and will expire December 31, 2001. The Parker Agreement provides that in consideration for Mr. Parker's services, he is to be paid a salary of $155,000 in year 2000 and his salary will be increased by $5,000 per year each year thereafter. Also on May 16, 2000, Mr. Parker was granted 320,000 common stock options. Options will be granted each year thereafter at a rate of 100,000 shares annually. The Caulfield Employment Agreement provides that in consideration for Mr. Caulfield's services, he is to be paid a salary of $60,000. This salary will be increased $5,000 per year each year thereafter. Mr. Caulfield also was granted on May 16, 2000 160,000 common stock options. Options will be granted each year thereafter at a rate of 50,000 shares annually. The exercise price under both employment agreements is $2.50 per share.

No compensation has been recorded under APB 25, for the shares received since the exercise price is not less than 85% of the market price on the date granted. These options have been included in Note 4.

                         SUMMIT BROKERAGE SERVICES, INC.

                                  JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of its operations for the six month periods ended June 30, 2000 and 1999, should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

            Revenues. Revenues for the six months ended June 30, 2000 rose to $4,401,432, an increase of $2,455,275 or 126% over the six months ended June 30, 1999. This change was due to the increase in new branch offices from 1999 to 2000 (from 32 to 51,) higher revenues from existing offices (those added prior to 2000,) and the increase in new offices that employ higher producing registered representatives.

            Expenses. Expenses for the six months ended June 30, 2000 increased by $2,106,403 or 93% to $4,368,207 from $2,261,804 for the six months ended June 30, 1999. The higher expenses were largely attributable to the related direct costs of the increased revenues - commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $3,400,225 for the six months ended June 30, 2000 compared with $1,354,893 for the comparable period in 1999. The Company also incurred higher non-cash expenses for amortization of unearned stock compensation in the amount of $205,996 for the six months ended June 30, 2000, compared with $84,960 for the comparable period in 1999.

            Management fees expense as a category was eliminated on January 1, 2000 due to the termination of the agreement with the former management company, Summit Group of Companies, Inc., effective January 1, 2000. The services were replaced internally by the Company, and the expenses are now reflected in various general and administrative categories, such as salaries and wages. In the six months ended June 30, 1999, total management fees expense was $538,933.

            Net Income. Net income for the six months ended June 30, 2000 was $33,225, an increase of $348,872 or 111% from a loss of ($315,647) during the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 was .75% of revenues compared to a net loss of (16.2%) for the six months ended June 30, 1999. The increase in income from operations overall resulted primarily from increased revenues and gross profits. The Company's basic earnings per share were $0.0073 for the six months ended June 30, 2000 compared to a per share loss of ($0.0794) for the six months ended June 30, 1999. The Company's diluted earnings per share were $0.0072 for the six months ended June 30, 2000 compared to a per share loss of ($0.0794) for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities totaled $140,865 during the six months ended June 30, 2000, compared to net cash used of $270,773 for the comparable period in 1999. The decrease in cash used by operating activities is due to the Company's overall increase in revenue from its operations.

           Cash used in investing activities (capital expenditures) totaled $25,578 and $8,095 during the six months ended June 30, 2000 and 1999, respectively. During 2000 and 1999, capital expenditures were primarily comprised of the Company's investments in securities and replacement of office computer equipment.

            Net cash provided by financing activities during the six months ended June 30, 1999 totaled $201,000 from the issuance of common stock through a limited private placement. No such issuance occurred during the six months ended June 30, 2000.

            On March 31, 2000 the Company entered into a secured demand note collateral agreement with a corporation 100% owned by the Company's majority shareholder. The note is due on April 30, 2001 and accrues interest at 12% per annum. The subordinated borrowing is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

            The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that the Company's existing working capital and anticipated cash flows from the Company's operations will be sufficient to satisfy the Company's cash requirements for at least twelve months. As the Company continues to grow, additional equity and/or debt offerings may be considered, in part or in combination, as the situation warrants. In the normal course of business, the Company evaluates acquisitions of businesses that compliment the Company's business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders. In addition, in the event the Company's plans change or its assumptions change or prove to be inaccurate, or if projected cash flow otherwise proves insufficient to fund operations, the Company might need to seek other sources of financing to conduct its operations. There can be no assurance that any such other sources of financing would be available when needed, on commercially reasonable terms, or at all.

            Inflation. Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

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

                         SUMMIT BROKERAGE SERVICES, INC.

                                  JUNE 30, 2000


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings or litigation, and the Company is not aware of any pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) On May 16, 2000, the Company canceled all outstanding options to purchase the Company's common stock, none of which had been exercised. In replacement thereof, the Company granted stock options to its officers, directors and certain employees to purchase an aggregate of 1,037,878 shares of common stock at an exercise price of $2.50 per share (the "Options"). The Company is relying on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended for the issuance of these options. Information about the Company was provided to the optionees or made available to them, along with the opportunity to ask questions of management about the information provided or made available. The options contain a provision restricting their transfer which optionees acknowledge upon execution of their option agreements.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

         During the fiscal quarter ended June 30, 2000, the Company's board of directors approved Amended and Restated Bylaws for the Company pursuant to such authority vested in the Board under the Company's Articles of Incorporation and then existing Bylaws. The Amended and Restated Bylaws contain, among other things, advance notice provisions in connection with shareholder proposals. A copy of the Amended and Restated Bylaws is attached to this Report as Exhibit 3.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

NUMBER                            NAME
------      -------------------------------------------------------------------
3.1         Amended and Restated Bylaws of the Company.
10.1        Form of Stock Option Agreement for Non-Qualified Options.
10.2        Employment Agreement between the Company and Richard Parker, dated
            May 16, 2000.
10.3        Employment Agreement between the Company and Mark F. Caulfield, dated May 16, 2000.

10.4        Addendum to Employment Agreement between the Company and William R.
            Turner, dated May 16, 2000.

10.5        Employment Agreement between the Company and William Turner, dated
            September 22, 1999.

27.1 Financial Data Schedule (submitted only in electronic format for SEC use only).

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                         SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUMMIT BROKERAGE SERVICES, INC.

Date:  August 14, 2000                      /s/ Richard Parker
                                           -------------------------------------
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                                  EXHIBIT INDEX

    NUMBER          NAME
---------------     ------------------------------------------------------------------------------------------------
      3.1           Amended and Restated Bylaws of the Company.
     10.1           Form of Stock Option Agreement for Non-Qualified Options.
     10.2           Employment Agreement between the Company and Richard Parker, dated May 16, 2000.
     10.3           Employment Agreement between the Company and Mark F. Caulfield, dated May 16, 2000.
     10.4           Addendum to  Employment  Agreement  between the  Company and William R.  Turner,  dated May 16,
                    2000.
     10.5           Employment Agreement between the Company and William Turner, dated September 22, 1999.
     27.1           Financial Data Schedule (submitted only in electronic format for SEC use only).