Form 10QSB/A
period 2000-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2000-08-15
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A



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

                                Yes [X]  No [ ]

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

                                EXPLANATORY NOTE

This Form 10-QSB/A amends the Form 10-QSB filed by Summit Brokerage Services, Inc. (the "Company") on August 14, 2000 to correct a scrivener's error on the cover page of the 10-QSB. The Company has made all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the time the Company has been a reporting company, and has been subject to such filing requirements for the past 90 days. Therefore, the applicable box on the cover page of this Form 10-QSB/A is marked "Yes."

Except for the cover page as revised herein, the information contained in the Form 10-QSB filed on August 14, 2000 is reproduced in this Form 10-QSB/A in its entirety.

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


                                           SUMMIT BROKERAGE SERVICES, INC.

Date:  August 15, 2000                      /s/ Richard Parker
                                           -------------------------------------
                                           Chairman and Chief Executive
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