Form 10QSB
period 2000-09-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2000-11-13
CIK 1045993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________ to ______________

                           Commission File No: 0-29337
                                               -------

                         SUMMIT BROKERAGE SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                      59-3041826
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                 25 FIFTH AVENUE
                           INDIATLANTIC, FLORIDA 32903
                                 (321) 724-2303
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             OUTSTANDING AS OF NOVEMBER 10, 2000
           -----                             -----------------------------------
       Common Stock
Par value $.0001 per share                               4,548,525

Transitional Small Business Disclosure Format [ ] Yes   [X] No

================================================================================

                         SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Certified Public Accountant's Review Report                           3

         Consolidated Statements of Financial Condition                        4

         Consolidated Statements of Income (Loss) for the Nine Months
               Ended and the Three Months Ended September 30, 2000 and 1999    5

         Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999                                     7

         Notes to Financial Statements                                         9

     Item 2. Management's Discussion and Analysis                             11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities and Use of Proceeds                        13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submissions of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                                14

     Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16

                           FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Nine Months Ended September 30, 2000 and September 30, 1999," and "Liquidity and Capital Resources," below. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the Company's ability to property manage growth and successfully integrate acquired companies and operations, our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the SEC.

                         SUMMIT BROKERAGE SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have reviewed the consolidated statements of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of September 30, 2000 and the related consolidated statements of income (loss) for the nine months and three months ended September 30, 2000, and the consolidated statement of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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


/s/ Hoyman, Dobson & Company, P.A.
----------------------------------
Hoyman, Dobson & Company, P.A.
Melbourne, Florida
November 3, 2000

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


---------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 2000         December 31,
ASSETS                                                                                 (Reviewed)                  1999
                                                                                       -----------             -----------
Cash                                                                                   $    57,562             $   408,957
Cash with clearing broker                                                                   25,126                  25,132
Investments                                                                                  5,113                      --
Commissions receivable                                                                     952,080                 463,356
Prepaid expenses                                                                            48,049                  27,132
Other receivables, net of $14,040 and $31,040
 allowance for doubtful accounts at September 30, 2000
 and December 31, 1999, respectively                                                        17,000
Due from related party                                                                     121,565                 102,704
Subscription receivable                                                                    317,500                  48,000
Secured demand notes                                                                        40,000                      --
Property and equipment at cost, less accumulated
   depreciation of $94,645 and $70,970 at September 30, 2000
   and December 31, 1999, respectively                                                     140,021                  79,267
Deferred tax asset, net of valuation allowance of $382,000
   and $283,860 at September 30, 2000 and December 31, 1999,
   respectively                                                                                 --                      --
                                                                                       -----------             -----------
TOTAL ASSETS                                                                           $ 1,724,016             $ 1,154,548
                                                                                       ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                                                       $   163,688             $    63,896
Accrued commission expense                                                                 732,513                 645,925
Due to related party                                                                        43,740                      --
Deferred income                                                                             28,000                  24,667
Capital lease payable                                                                       12,055                      --
                                                                                       -----------             -----------
     Total liabilities                                                                     979,996                 734,488
                                                                                       -----------             -----------
LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                     40,000                      --
                                                                                       -----------             -----------
STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share. Authorized 10,000,000 shares,
  4,869,152 shares issued and 4,848,525 shares outstanding at September 30,
  2000, 4,541,751 issued
  and 4,538,132 outstanding at December 31, 1999                                               487                     454
Additional paid-in capital                                                               2,898,898               2,559,389
Unearned stock compensation                                                               (246,887)               (517,223)
Treasury stock, at cost                                                                    (76,689)                (18,578)
Subscriptions receivable                                                                   (27,750)                (94,000)
Unrealized loss on securities available for sale                                            (9,712)                     --
Accumulated deficit                                                                     (1,834,327)             (1,509,982)
                                                                                       -----------             -----------
   Total stockholders' equity                                                              704,020                 420,060
                                                                                       -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,724,016             $ 1,154,548
                                                                                       ===========             ===========

                 See accompanying accountant's review report and
                         notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Income (Loss)


------------------------------------------------------------------------------------------------
                                                                For the Nine Months Ended
                                                       -----------------------------------------
                                                       September 30, 2000     September 30, 1999
                                                           (Reviewed)             (Unaudited)
                                                       ------------------     ------------------
REVENUES
  Commissions                                             $ 5,845,759             $ 2,553,912
  Interest and dividends                                       27,724                  21,986
  Other                                                        62,274                  10,711
                                                          -----------             -----------
                                                            5,935,757               2,586,609
                                                          -----------             -----------
EXPENSES
   Commissions                                              4,688,274               1,758,077
   Occupancy                                                   86,814                  87,814
   Amortization of unearned stock compensation                309,874                 132,908
   Management fees                                                 --                 838,642
   Other operating expenses                                 1,175,140                 273,376
                                                          -----------             -----------
                                                            6,260,102               3,090,817
                                                          -----------             -----------

NET LOSS BEFORE INCOME TAXES                                 (324,345)               (504,208)

PROVISION FOR INCOME TAXES                                         --                      --
                                                          -----------             -----------

NET LOSS                                                  $  (324,345)            $  (504,208)
                                                          ===========             ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  4,533,133               4,071,679
                                                          ===========             ===========
WEIGHTED AVERAGE COMMON SHARES AND DILUTIVE
    POTENTIAL COMMON SHARES OUTSTANDING                     4,533,133               4,071,679
                                                          ===========             ===========

BASIC EARNINGS PER SHARE                                  $    (.0716)            $   (0.1238)
                                                          ===========             ===========

DILUTED EARNINGS PER SHARE                                $    (.0716)            $   (0.1238)
                                                          ===========             ===========




                 See accompanying accountant's review report and
                         notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Income (Loss)


----------------------------------------------------------------------------------------------
                                                               For the Three Months Ended
                                                          ------------------------------------
                                                          September 30,          September 30,
                                                              2000                    1999
                                                           (Reviewed)             (Unaudited)
                                                          -------------          -------------
REVENUES
  Commissions                                             $ 1,475,039             $   652,836
  Interest and dividends                                       10,733                  13,900
  Other                                                        48,553                   2,112
                                                          -----------             -----------
                                                            1,534,325                 668,848
                                                          -----------             -----------
EXPENSES
   Commissions                                              1,288,049                 403,184
   Occupancy                                                   27,452                  28,938
   Amortization of unearned stock compensation                103,878                  47,948
   Management fees                                                 --                 299,709
   Other operating expenses                                   472,516                  77,630
                                                          -----------             -----------
                                                            1,891,895                 857,409
                                                          -----------             -----------

NET LOSS BEFORE INCOME TAXES                                 (357,570)               (188,561)

PROVISION FOR INCOME TAXES                                         --                      --
                                                          -----------             -----------

NET LOSS                                                  $  (357,570)            $  (188,561)
                                                          ===========             ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  4,533,133               4,071,679
                                                          ===========             ===========
WEIGHTED AVERAGE COMMON SHARES AND DILATIVE
    POTENTIAL COMMON SHARES OUTSTANDING                     4,533,133               4,071,679
                                                          ===========             ===========

BASIC EARNINGS PER SHARE                                  $    (.0789)            $   (0.0463)
                                                          ===========             ===========

DILUTED EARNINGS PER SHARE                                $    (.0789)            $   (0.0463)
                                                          ===========             ===========




                 See accompanying accountant's review report and
                         notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------------------------
                                                                 For the Nine Months Ended
                                                         -----------------------------------------
                                                         September 30, 2000     September 30, 1999
                                                             (Reviewed)             (Unaudited)
                                                         ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                             $ 5,405,644             $ 2,327,463
   Cash paid to suppliers and employees                      (5,787,490)             (2,889,763)
   Interest received                                             27,724                  21,986
                                                            -----------             -----------
     Net cash used in operating activities                     (354,122)               (540,314)
                                                            -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                      (14,825)                     --
   Purchase of property and equipment                           (14,845)                (10,762)
                                                            -----------             -----------
     Net cash used in investing activities                      (29,670)                (10,762)
                                                            -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                    (85,651)                     --
  Issuance of treasury stock                                     27,540                      --
  Proceeds received from subscription receivable                 96,750                      --
  Payments on capital lease obligation                           (6,248)                     --
  Issuance of common stock                                           --                 552,000
                                                            -----------             -----------
     Net cash provided by financing activities                   32,391                 552,000
                                                            -----------             -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (351,401)                    924

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                434,089                 132,181
                                                            -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    82,688             $   133,105
                                                            ===========             ===========




                 See accompanying accountant's review report and
                         notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------------------------
                                                                                            For the Nine Months Ended
                                                                                   -----------------------------------------
                                                                                   September 30, 2000     September 30, 1999
                                                                                       (Reviewed)            (Unaudited)
                                                                                   ------------------     ------------------
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES

  Net income (loss)                                                                     $(324,345)            $(504,208)

  Adjustments to reconcile net loss to net cash used
     in operating activities
       Depreciation                                                                        23,677                23,225
       Amortization of unearned stock
         compensation/expense                                                             309,874               132,908
       Increase in commissions receivable                                                (488,724)             (215,970)
       Decrease (increase) in prepaid expenses                                            (20,917)               48,078
       Increase in due from related party                                                 (70,140)              (73,841)
       Increase in other receivables                                                      (17,000)              (21,190)
       Decrease in other assets                                                                --                 9,537
       Increase (decrease) in accounts payable                                             99,792               (13,024)
       Increase in due to related party                                                    43,740                    --
       Increase accrued commission expense                                                 86,588                74,171
       Increase in deferred income                                                          3,333                    --
                                                                                        ---------             ---------
        Net cash used in operating activities                                           $(354,122)            $(540,314)
                                                                                        =========             =========

Cash and cash equivalents for the purpose of this statement consisted of the following at September 30:
      Cash                                                                              $  57,562             $ 107,701
      Cash with clearing broker                                                            25,126                25,404
                                                                                        ---------             ---------
                                                                                        $  82,688             $ 133,105
                                                                                        =========             =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
  FINANCING ACTIVITIES:

In the fiscal quarter ended March 31, 2000, the Company issued a $40,000 secured demand note for $40,000 of subordinated debt. In the fiscal quarter ended March 31, 2000, the Company issued 13,168 shares of common stock for $28,956 of unearned compensation. In the fiscal quarter ended June 30, 2000, the Company obtained $69,582 of equipment in exchange for a reduction in due from related party of $51,279 and assumed a capital lease obligation of $18,303.

In the fiscal quarter ended September 30, 2000, the Company issued a $300,000 common stock for $300,000 of subscription receivable.




                 See accompanying accountant's review report and
                         notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

The consolidated financial statements for the nine months and three months ended September 30, 2000 reflect all adjustments (consisting only of normal recurring adjustment) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-SB for the fiscal year ended December 31, 1999. The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.


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


NOTE 3 - RELATED PARTY TRANSACTION

During the quarter ended June 30, 2000, the Company purchased fixed assets with a net book value of $69,582 from a company owned by the majority stockholder of the Company. Payment for these assets was made by reducing $51,279 of a receivable due from the related party and assuming an $18,303 capital lease obligation on the acquired assets.


NOTE 4 - STOCK OPTIONS

On May 16, 2000, the Company cancelled all previously issued outstanding options to purchase the Company's common stock, none of which had been exercised. In replacement thereof, the Company granted stock options to its officers, directors and certain employees to purchase an aggregate of 1,037,878 of common stock at an exercise price of $2.50 per share. The exercise price is not less than 85% of the market price, therefore, under APB Number 25, the stock option plan is not considered to be compensatory. Accordingly, no compensation expense has been recognized in the financial statements.

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

On May 16, 2000, the Company entered into employment agreements with Mr. Richard Parker, (the "Parker Employment Agreement"); the Company's Chairman and CEO and Mr. Mark F. Caulfield (the "Caulfield Employment Agreement"), the Company's Chief Financial Officer. Both agreements commenced on January 1, 1998 and will expire December 31, 2001. The Parker Agreement provides that in consideration for Mr. Parker's services, he is to be paid a salary of $155,000 in year 2000 and his salary will be increased by $5,000 per year each year thereafter. Also on May 16, 2000, Mr. Parker was granted 320,000 common stock options. Options will be granted each year thereafter at a rate of 100,000 shares annually. The Caulfield Employment Agreement provides that in consideration for Mr. Caulfield's services, he is to be paid a salary of $60,000. This salary will be increased $5,000 per year each year thereafter. Mr. Caulfield also was granted on May 16, 2000 160,000 common stock options. Options will be granted each year thereafter at a rate of 50,000 shares annually. The exercise price under both employment agreements is $2.50 per share.

No compensation has been recorded under APB 25, for the shares received since the exercise price is not less than 85% of the market price on the date granted. These options have been included in Note 4.


NOTE 5 - CHANGE IN SECURITIES

On September 1, 2000 the Company amended the Articles of Incorporation of the Company. The amendment created blank preferred stock, par value $.0001 per share, and authorized 5,000,000 shares. There were no preferred stock shares outstanding at September 30, 2000. This amendment also provided that no shareholder of any capital stock of the Company shall have preemptive rights of any nature.


NOTE 6 - RECLASSIFICATIONS

Certain amounts in the income statement for the three months and nine months ended September 30, 1999 have been reclassified to conform to current year classifications. Other revenue was decreased by $28,396 and other operating expenses was increased by $28,396.

                         SUMMIT BROKERAGE SERVICES, INC.

                               SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of its operations for the three month periods ended September 30, 2000 and 1999, should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenues. Revenues for the nine months ended September 30, 2000 rose to $5,935,757, an increase of $3,349,148 or 130% over the nine months ended September 30, 1999. This change was due to the increase in new branch offices from 1999 to 2000, higher revenues from existing offices (those added prior to 2000), and the increase in new offices that employ higher producing registered representatives.

         Expenses. Expenses for the nine months ended September 30, 2000 increased by $3,169,285 or 103% to $6,260,102 from $3,090,817 for the nine months ended September 30, 1999. The higher expenses were largely attributable to the related direct costs of the increased revenues - commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $4,688,274 for the nine months ended September 30, 2000 compared with $1,758,077 for the comparable period in 1999. The Company also incurred higher non-cash expenses for amortization of unearned stock compensation in the amount of $309,874 for the nine months ended September 30, 2000, compared with $132,908 for the comparable period in 1999.

         Management fees expense as a category was eliminated in the fiscal quarter ended March 31, 2000 due to the termination of the agreement with the former management company, Summit Group of Companies, Inc., effective January 1, 2000. The services were replaced internally by the Company, and the expenses are now reflected in various general and administrative categories, such as salaries and wages. In the nine months ended September 30, 1999, total management fees expense was $838,642.

         Net Income. Net income (loss) for the nine months ended September 30, 2000 was $(324,345), an increase of $179,863 or 36% from a loss of ($504,208)
during the nine months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was (5.5%) of revenues compared to a net loss of (19.5%) for the nine months ended September 30, 1999. The increase in income from operations overall resulted primarily from increased revenues and gross profits. The Company's basic earnings per share were $(0.0716) for the nine months ended September 30, 2000 compared to a per share loss of ($0.1238) for the nine months ended September 30,1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $354,122 during the nine months ended September 30, 2000, compared to net cash used of $540,314 for the comparable period in 1999. The decrease in cash used by operating activities is due to the Company's overall increase in revenue from its operations.

         Cash used in investing activities (capital expenditures) totaled $29,670 and $10,762 during the nine months ended September 30, 2000 and 1999, respectively. During 2000 and 1999, capital expenditures were primarily comprised of the Company's investments in securities and replacement of office computer equipment.

         Net cash provided by financing activities totaled $552,000 during the nine months ended September 30, 1999, from the issuance of common stock through a limited private placement. No such issuance occurred during the nine months ended September 30, 2000.

         On March 31, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by Summit's majority shareholder. The note is due on July 30, 2001 and accrues interest at 12% per annum. The subordinated borrowing is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

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

                         SUMMIT BROKERAGE SERVICES, INC.

                               SEPTEMBER 30, 2000


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings or litigation, and the Company is not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) On September 29, 2000, the Company issued Richard Parker, its Chairman, Chief Executive Officer and principal shareholder, 150,000 shares of restricted common stock in exchange for a capital contribution of $300,000, the then fair market value of such shares. This issuance was made in reliance on Section 4(2) of the Securities Act. In relying upon this exemption, the Company made certain inquiries and received certain assurances to establish that the exemptions were available for the issuance.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On August 12, 2000, at an Annual Meeting of Shareholders, the following was approved:

                  (i)      the election of directors; and
                  (ii)     the Company's 2000 Incentive Compensation Plan.

         The total number of shares entitled to vote at this meeting was 4,544,925, and the tabulation of proxies was as follows:

ELECTION OF DIRECTORS:

                                                                         BROKER
         NAME                     FOR          AGAINST     ABSTAIN     NON-VOTES
         ----                     ---          -------     -------     ---------
         Richard Parker        3,597,724          0           0            0
         Brain R. Best         3,597,724          0           0            0
         Harry S. Green        3,597,724          0           0            0
         Jack B. Root          3,597,724          0           0            0

         The elected directors constitute all of the directors of the Company.

2000 INCENTIVE                                                           BROKER
     COMPENSATION PLAN:           FOR          AGAINST     ABSTAIN     NON-VOTES
                                  ---          -------     -------     ---------
                               3,597,724          0           0            0

         There was no other business was brought before the Annual Meeting.

         (b) By written consent dated September 25, 2000, the majority shareholder of the Company who held 3,813,035 shares of the Company's then issued and outstanding common stock, representing 84% of the then issued and outstanding shares, approved the following:

                  (i) Amended and Restated Articles of Incorporation of the Company, previously adopted and approved by the Board of Directors on September 1, 2000, which (A) created blank check preferred stock, par value $0001 per share, and authorized 5,000,000 shares thereof, and (B) provided that no shareholder of any capital stock of the Company shall have preemptive rights of any nature; and

                  (ii) Stock Option Agreements between the Company and each of Richard Parker, William R. Turner and Mark F. Caulfield, dated May 16, 2000, each of which had previously been approved by the Board of Directors on May 16, 2000.

ITEM 5.  OTHER INFORMATION

         During the fiscal quarter ended September 30, 2000, the Company's board of directors approved Amended and Restated Bylaws for the Company pursuant to such authority vested in the Board under the Company's Articles of Incorporation and then existing Bylaws. The Amended and Restated Bylaws contain, among other things, advance notice provisions in connection with shareholder proposals. A copy of the Amended and Restated Bylaws is attached to this Report as Exhibit 3.2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.


NUMBER     NAME
------     --------------------------------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation (1)
3.2        Amended and Restated Bylaws (2)
10.1       2000 Incentive Compensation Plan (3)
10.2       Stock Option Agreement between the Company and Richard Parker (1)
10.3       Stock Option Agreement between the Company and William R. Turner (1)
10.4       Stock Option Agreement between the Company and Mark F. Caulfield (1)
10.7       Employment Agreement between the Company and Richard Parker (2)
10.8       Employment Agreement between the Company and Mark F. Caulfield (2)
10.9       Employment Agreement between William R. Turner, and Addendum thereto (2)


21.1       Subsidiaries of the Company (4)
22.1       Proxy Statement pursuant to Schedule 14A, filed with the SEC on July 31, 2000 (3)
22.2       Information Statement pursuant to Schedule 14C, filed with the SEC on September 26, 2000 (1)
27.1       Financial Data Schedule (submitted only in electronic format for SEC use only).*

----------------
* Filed herewith
(1) Incorporated by reference to the Company's Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.
(2) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337
(3) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(4) Incorporated by reference to the Company's Registration Statement on Form 10SB, filed February 4, 2000, file no. 000-29337.

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                         SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUMMIT BROKERAGE SERVICES, INC.


Date: November 13, 2000                    /s/ Richard Parker
                                           -------------------------------------
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                                  EXHIBIT INDEX

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.


NUMBER    NAME
------    --------------------------------------------------------------------------------------------
3.1       Amended and Restated Articles of Incorporation (1)
3.2       Amended and Restated Bylaws (2)
10.1      2000 Incentive Compensation Plan (3)
10.2      Stock Option Agreement between the Company and Richard Parker (1)
10.3      Stock Option Agreement between the Company and William R. Turner (1)
10.4      Stock Option Agreement between the Company and Mark F. Caulfield (1)
10.7      Employment Agreement between the Company and Richard Parker (2)
10.8      Employment Agreement between the Company and Mark F. Caulfield (2)
10.9      Employment Agreement between William R. Turner, and Addendum thereto (2)


21.1      Subsidiaries of the Company (4)
22.1      Proxy Statement pursuant to Schedule 14A, filed with the SEC on July 31, 2000 (3)
22.2      Information Statement pursuant to Schedule 14C, filed with the SEC on September 26, 2000 (1)
27.1      Financial Data Schedule (submitted only in electronic format for SEC use only).*

----------------
* Filed herewith
(1) Incorporated by reference to the Company's Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.
(2) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337
(3) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(4) Incorporated by reference to the Company's Registration Statement on Form 10SB, filed February 4, 2000, file no. 000-29337.