Form 10KSB
period 2000-12-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2001-04-02
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
                  or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                                    000-29337
                              (Commission File No.)

                         SUMMIT BROKERAGE SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)

                      FLORIDA                                   59-3041826
  (State or other jurisdiction of incorporation or           (I.R.S. Employer
                   organization)                           Identification No.)

    25 FIFTH AVENUE, INDIALANTIC, FLORIDA                        32903
  (Address of principal executive offices)                     (Zip Code)

         Issuer's Telephone Number, including area code: (407) 245-3636

                    Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

                                      NONE

                    Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                         COMMON STOCK, $.0001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $6,979,686.

As of March 8, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $953,573.

As of March 8, 2001, there were 4,654,525 shares of issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----


PART I...........................................................................................................    1

   ITEM 1.     DESCRIPTION OF BUSINESS...........................................................................    1
   ITEM 2.     DESCRIPTION OF PROPERTY...........................................................................    5
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................    5
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    5

PART II..........................................................................................................    5

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................    5
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............    6
   ITEM 7.     FINANCIAL STATEMENTS..............................................................................   11
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   11

PART III.........................................................................................................   12

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION  16(A) OF  THE EXCHANGE ACT..........................................................   12
   ITEM 10.    EXECUTIVE COMPENSATION............................................................................   13
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...................................................   15
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................   16
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................   17


INTRODUCTORY COMMENT

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Summit" and "our company" refer to Summit Brokerage Services, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our wholly owned subsidiaries: Summit Holding Group, Inc., Summit Financial Group, Inc. and Summit Insurance Agency Corporation.

FORWARD LOOKING STATEMENTS

         This contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors, among which are the success or failure of our management's efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis, our ability to properly manage growth and successfully integrate acquired companies and operations, our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.       GENERAL OVERVIEW AND HISTORY

         We are an independent broker dealer offering financial services to clients across the country and are a National Association of Securities Dealers, or NASD, member firm. As of the date of this Annual report, we currently have 51 branch offices nationwide and five new branch offices pending licensing.

         We provide the following financial services to our clients through our Registered Representatives:

         -        Full service and discount stock and bond brokerage services;
         -        Load and no-load mutual fund executions;
         -        Asset allocation services for mutual funds, stocks and bonds;
         -        Mortgage origination;
         -        Life, health and disability insurance coverage;
         -        Money market funds;
         -        Clearing services for its branch offices;
         -        Registered Investment Advisor services; and
         -        Financial Planning Services.

         Richard Parker, the founder of our company, is our Chairman of the Board, Chief Executive Officer and majority shareholder. Mr. Parker founded Summit in 1994 as a "one-man firm," and was our company's sole source of revenue and management.

         Our branch offices are located throughout the United States, with the majority located in Florida. While we service retail customers for the most part, we also service a number of corporate and institutional clients. We are essentially a "financial planning" firm, whereby a Registered Representative, who we sometimes refer to as "Planners," discusses a clients' financial needs and objectives in detail, develops a plan (at no cost), and implements the plan with the clients' approval.

         We have a history of significant operating losses, as outlined in "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations." While we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2001, we cannot assure you that we will be able to limit our future negative cash flow or that we will be able to obtain any outside financing that we may require in the future. Additionally, unless we are able to continue increasing our revenues, adding new branch offices and Registered Representatives, and/or significantly reduce our operating costs, we may need to fund any future negative cash flows from additional debt or equity financing. Our failure to obtain the amount of any financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern.

B.       ORGANIZATION

         Summit, incorporated under the laws of the State of Florida in September 1993, has three wholly owned subsidiaries:

         -        Summit Holding Group, Inc., a holding company;
         -        Summit Financial Group, Inc., a registered investment advisor;
                  and
         -        Summit Insurance Agency Corporation, an insurance business

         Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "SUBO" and began trading in June 1998.

         We are located in the Summit Building located at 25 Fifth Ave., Indialantic, Florida, 32903; telephone: 321-724-2303; web site:
www.summitbrokerage.com.

C.       INDUSTRY BACKGROUND

         The financial services industry has been in existence for over 100 years. Traditionally, the industry came from three separate areas: the banking industry, the brokerage industry and the insurance industry. Over the last 25 years, the three industries have slowly merged together to form an industry now commonly referred to as `financial services.' The industry offers financial planning services to a wide array of individuals and companies. With the introduction of the Internet, a host of industry publications, and several financial television networks, the general public has become increasingly versed with the financial instruments available and much more savvy about investments in general.

         Over the last two decades, 401K plans have become the investment of choice for many investors. Companies desiring to limit their ongoing liability have moved away from defined benefit and profit sharing plans, electing to utilize the 401K to invest retirement funds for their employees. Many investors begin working with the financial services industry through participation in their company's 401(k) plan.

D.       PRODUCTS

         Summit offers a broad range of products to the investing public through our Registered Representatives and branch offices. These products include mutual funds, variable annuities, individual stocks, bonds and insurance products and managed money accounts.

         We earn income, which we record as "commission revenue," as products are sold by our Registered Representatives. We receive commission revenue from our product suppliers, such as mutual fund companies or insurance companies. We then pay out a percentage of this amount, which we record as "commission expense," to the Registered Representative who sold the product, in accordance with the contract agreement between us and the Registered Representative.

         Our Registered Representatives offer "package products" to the investing public, which include mutual funds, variable annuities and unit investment trusts. This term describes a package of securities, usually common stocks, which are managed by an investment company. While many are licensed to sell individual stocks and bonds, it is a relatively small percentage of Summit's business, amounting to less than 12% of revenue. We believe that the use of a package product provides:

         -        More suitable products to the general public;
         -        More efficient management of the funds;
         -        A reduction of risks from buying individual securities; and
         - An easier process of supervision by the Summit compliance team.

         The managed accounts are charged a fee which provides a steady base of revenue for Summit in both good and bad markets. This provides a more predictable stream of income. While investors are sometimes reluctant to buy individual securities and to pay what they may consider high commission fees, they have invested heavily in mutual funds and variable annuities in recent years. These products are usually part of a group of mutual funds sometimes referred to as a "family." It is possible for the investor, through management of these accounts, to move from fund to fund within the family, and take advantage of sectors of the economy which are experiencing growth which may be greater than that of other sectors at that particular time. For example, an investor may be in a growth and income fund and move to a technology fund based upon the advice of an investment adviser. By managing the investor's portfolio within the mutual fund family and advising as to when the move should be made, the adviser continues to earn the fee from the amount of money under management rather than a one-time commission, which may or may not materialize based upon whether or not the stock markets move up or down.

         For example, if an investor has $200,000 under management, Summit will realize a management fee of 1.75%, or $3,500, on an annual basis. Even if the value of portfolio decreases to $150,000, Summit continues to realize income from the management fee in the amount of $2,625, which is less than in the previous year. On the positive side, if the portfolio grew to $250,000, Summit will realize an annual fee $4,375. Currently, Summit has over $27 million under management and is adding funds on a monthly basis. By offering our product mix, we believe that our Registered Representatives will be viewed more as advisers than traditional stock brokers. This helps by creating personal relationships with the clients that provide a long and mutually beneficial working relationship.

         Revenues, by product, for fiscal 2000 and 1999 are as follows:

                                                                    2000                             1999
                                                          ------------------------         ------------------------

Mutual funds .....................................        $ 2,775,635           45%        $ 2,318,800           49%
Variable annuities ...............................        $ 2,082,181           34%        $ 1,526,100           32%
Equities .........................................        $   576,645            9%        $   522,000           11%
Registered Investment ............................                               7%        $   153,900            3%
Advisory Fees ....................................        $   278,091
Insurance ........................................        $   348,547            5%        $   145,300            3%
Miscellaneous ....................................        $   787,873           12%        $    90,500            1%
                                                          -----------        -----         -----------        -----
     Total .......................................        $ 6,848,973          100%        $ 4,756,600          100%
                                                          ===========        =====         ===========        =====

E.       BUSINESS STRATEGY

         Since 1995, we have implemented a strategy of affiliating independent financial planning offices across the country with our company. These independent offices bear the full expense of the day-by-day operations of their independently owned branch office. We receive, on average, a 10% to 20 over-ride of the gross revenue provided by these branch offices. In addition, there are several other forms of income we derive from our branches.

         One additional source of revenue is Registered Investment Advisory, or RIA, fees. We derive revenue in the form of fee-based management of individual stocks and/or bond accounts and mutual fund accounts offered by our Registered Representatives. Much of the management of these funds are out-sourced to outside managers for the day-by-day management.

         Another source of revenue comes from the wide array of insurance products we offer, including life insurance, fixed annuities, long-term care and disability insurance.

         Revenues are also derived from our Master Marketing Area business model. In order to build a more rapid method of distribution, we contract with experienced and well-capitalized industry producers for a geographical location in the country, usually three-to-five counties. These producers receive the right to add offices and Registered Representatives in that area, in return for the contractual obligation to build out that territory within a specific period of time, which is usually three years.

F.       MARKET SEGMENTS

         One of the positive aspects of the financial services industry is that virtually any person or company is a potential client. In the early years of life, young families invest for college funding and begin to prepare for their retirement. Middle age families focus more on retirement planning and capital accumulation to achieve other financial goals. The seniors' market focuses on preservation of capital and providing income through the retirement years.

         With a growing population, there is no sign that these trends will diminish. Based on interaction with our clients, it is our belief that most people feel that the days of relying on government to provide for their retirement via Social Security are all but gone. To maintain sufficient income during retirement requires investing on an ongoing basis throughout their lifetime. This only serves to help the financial services industry continue the same growth it has seen for the last 12 years. It is our belief, based upon current economic conditions, that for individuals' investments to appreciate, they must find alternative products, other than savings accounts, CDS and the like, in which to invest their money. Securities investments, while representing an inherent risk to principal, also provide a means for appreciation. While future performance of the securities markets cannot be predicted from past performance, we believe as long as individuals seek these alternative means for capital appreciation, securities markets have the potential to continue at substantial growth rates. We believe this is supported by the growth in the securities markets from 1987 through 1999.

G.       SEASONALITY AND CYCLICAL FACTORS

         Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, problems or recessions in the U.S. or global economies. These downturns cause investor concern, which has historically resulted in fewer transactions and less investing through broker/dealers and financial planners such as Summit, thereby reducing our revenues and potential profits.

         Such conditions would present risk in the need for us to raise additional capital to offset related significant reductions in revenues. This was the case in the third and fourth quarters of fiscal 2000, as revenues were significantly lower than the same periods of 1999.

H.       COMPETITION

         We compete with numerous investment banking and brokerage firms, consulting firms and financial service companies that are larger, have more financial resources, have longer operating histories and, in some cases, offer more services to a client than we do. In addition, there is increasing competition from businesses such as commercial banking and insurance companies and certain accounting firms that now offer financial services. Businesses in the securities industry compete primarily in the following areas:

         -        Quality and ability of professional personnel;
         -        Experience and reputation of the firm;
         -        Relative prices of services and products offered;
         -        The scope of products and services; and
         -        The efficiency of back office operations.

         We have focused our efforts on positioning our company competitively by targeting our services to middle-market companies providing the with competitively priced products and services. Our targeted markets are those we believe are not adequately served by, and not the primary focus of, the larger firms.

I.       EMPLOYEES

         As of December 31, 2000, we employed 20 full-time people, consisting of five in management and 15 in general staff positions. We also contract with over 100 licensed Registered Representatives, who are engaged by us as independent contractors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

J.       REGULATION.

         The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers most of the federal securities laws, much of the regulation of the securities industry is subject to various self regulatory organizations such as the NASD. The self regulatory organizations, among other things, promulgate regulations and provide oversight in the following areas:

         -        Sales practices;
         -        Trade practices among broker-dealers;
         -        Capital requirements;
         -        Record keeping; and
         -        Conduct of employees and affiliates of member organizations.

         The SEC and the self regulatory organizations also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately 6,000 square feet of office space for approximately $9,600 a month pursuant to a lease that expires in October 2007. The lessor is First America Living Trusts, Inc., an entity majority owned by Richard Parker, our Chairman and Chief Executive Officer.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings or litigation, and we are not aware of any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol "SUBO." The following table represents the range of the high and the low last sale prices, as reported by the NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 1999 and 2000. These quotations represent prices between dealer, may not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

MARKET INFORMATION

             FISCAL QUARTER ENDED                       LOW                             HIGH
             --------------------                       ---                             ----

      June 30, 1998(1)                                 $2.50                            $3.38
      September 30, 1998                               $3.00                            $3.57
      December 31, 1998                                $3.32                            $3.94
      March 31, 1999                                   $1.50                            $4.00
      June 30, 1999                                    $3.50                            $4.00
      September 30, 1999                               $2.25                            $6.13
      December 31, 1999                                $4.13                            $6.25
      March 31, 2000                                   $3.00                            $4.50
      June 30, 2000                                    $2.69                            $4.38
      September 30, 2000                               $1.56                            $3.75
      December 31, 2000                                $0.66                            $1.13

--------------

(1) Trading on the Over-the-Counter Electronic Bulletin Board commenced June 24, 1998.

         On March 8, 2001, the closing price of our common stock was $0.75 and we had approximately 167 holders of record.

DIVIDENDS AND DIVIDEND POLICY

         We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. However, pursuant to the terms of a private placement of our common stock we conducted in 1997 pursuant to Rule 504 of the Securities Act and Regulation D promulgated thereunder, in December, 1999, we issued an aggregate of 5,400 shares of common stock in non-cash dividends to the investor/shareholders who had at that time held their shares of common stock for at least two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2000, 1999 and 1998 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

         When used in conjunction in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in "Risk Factors" of this Item 6.

A.       GENERAL DISCUSSION OF THE COMPANY

         Summit, an NASD member firm, is an independent broker-dealer offering financial services to clients across the country via Registered Representatives.

         In 1997, we began an aggressive expansion of new branch offices. In order to accomplish this, it was necessary to build up our infrastructure, including additional management and staff personnel, computer systems and offices. These increased expenditures resulted in lower earnings and the need for additional capital infusions. Therefore, from 1997 through 1999, our financial statements reflect significant losses during this period of building current and future revenues, while we were raising the necessary capital through two private offerings of our common stock.

         For more information about our ability to continue as a going concern, please refer to the notes to our consolidated financial statements included elsewhere in this Annual Report.

B.       RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         Revenues increased in fiscal 2000 by $2,223,067, or 47%, to $6,979,686 from $4,756,619 in fiscal 1999. The increase was due to several factors:

         - the large increase, from 39 to 51, in the number of branch offices from 1999 to 2000;
         - the increased revenues from existing offices, which are those added prior to 1999; and
         - an increase in new offices with higher producing registered representatives.

         Expenses increased in fiscal 2000 by $2,134,416, or 39%, to $7,625,045 from $5,490,629 in fiscal 1999. The higher expenses were also attributable to the related cost of the increased revenue - commissions expense, which represent the payments to the Registered Representatives for their portion of the revenue.

         Non-cash expenses for amortization of unearned stock compensation increased in fiscal 2000 by $134,524, to $349,028 from $214,504 in 1999.
Amortization of unearned stock compensation is explained further in note 7 of the notes to our consolidated financial statements.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         Revenues increased in fiscal 1999 by $1,862,340, or 65%, to $4,756,619 from $2,894,279 in fiscal 1998. The increase was due to several factors:

         - the large increase, from 24 to 39, in the number of branch offices from 1998 to 1999;
         - the increased revenues from existing offices, which were those added prior to 1999; and
         - an increase in new offices with higher producing registered representatives.

         Expenses increased in fiscal 1999 by $2,086,678, or 61%, to $5,490,629 from $3,403,951 in fiscal 1998. The higher expenses were also attributable to the related cost of the increased revenue - commissions expense, which represents the payments to the Registered Representatives for their portion of the revenue.

         For 1999, we incurred higher non-cash expenses as follows:

         Reserve for deferred tax asset                                             $ 139,000
         Amortization of unearned stock compensation                                  214,504
         Reserve for uncollectable receivable                                          31,040
         Capitalized marketing expenses written off                                     8,828
                                                                                    ---------
                  Total 1999 Non-Cash Expenses                                      $ 393,372
                                                                                    =========

C.       LIQUIDITY AND CAPITAL RESOURCES

         Historically, our cash flows from operations have been negative and have been funded by stock issuances. During the first and second quarters of fiscal 2000, we succeeded in building our revenue base to a level at which we could provide sufficient cash flow to meet existing operating costs. Until these levels of revenue resume, we will have a need for additional outside capital in order to meet operating costs in the near term. We are presently attempting to increase revenue through additional new sources, such as insurance products sold through our new Insurance Division, and through increased equities transactions provided by our new Trading Desk revenue center.

         Additionally, the possibility exists that additional capital may be required for future acquisition purposes in order to achieve more rapid additional revenue growth. As a result, our business plan calls for a registered offering either in fiscal 2001 or 2002, as market conditions permit.

         If necessary, additional liquidity is available to us through a commitment from Richard Parker, our majority shareholder, to enter into a subordinated debt agreement of at least $100,000. For purposes of compliance with NASD Net Capital Rules, a subordinated loan of $40,000 from this commitment was funded on February 24, 2000, and approved by the NASD on March 14, 2000.

         Our net cash from operations was $(567,821) at December 31, 2000 and $(200,591) at December 31, 1999. The $367,230 reduction in cash flows from operations is mainly the result of timing, as we received commissions at year-end, but the related commission liability was not paid until January, 2001.

         Cash flows from financing activities were $414,223 in fiscal year 2000 and $533,422 in fiscal year 1999. As previously mentioned, these cash inflows resulted from the our stock issuance in 2000, and from two private placements in the previous period.

D.       SIGNIFICANT BUSINESS RELATIONSHIPS

         On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation, a subsidiary of First Union Bank (formerly Wheat First Securities, Inc.), to execute securities orders and maintain accounts for clients on behalf of our company.

         On December 17, 1993, we entered into a Broker-Dealer Management Agreement with Summit Group of Companies, Inc., which we refer to as the "management company," to provide management services for the broker-dealer aspect of our business. These services include administrative, clerical, accounting functions, and other services necessary to conduct our broker-dealer business. As disclosed in note 17 of our audited consolidated financial statements included elsewhere in this Annual Report, the management company is wholly owned by Richard Parker, our Chairman, Chief Executive Officer and majority shareholder. However, we are not dependent upon the services of the management company, and the relationship ceased as of January 1, 2000.

E.       RISK FACTORS

WE HAVE HAD RECENT LOSSES.

         We realized net losses for the twelve months ended December 31, 1999 and 2000 of $645,359 and $734,010, respectively, and we cannot assure you that we will be profitable in the near future or that our revenues will grow.

OUR AUDITORS HAVE QUALIFIED THEIR REPORT ON OUR FINANCIAL STATEMENTS WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         As noted in the Report of Independent Certified Public Accountants included elsewhere herein, we have experienced recurring net losses which raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

OUR BUSINESS COULD BE HARMED BY MARKET VOLATILITY, DECLINES IN GENERAL ECONOMIC CONDITIONS AND OTHER SECURITIES INDUSTRY RISKS.

         Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years, the securities markets in the United States have fluctuated considerably. A downturn in these markets would adversely affect our operating results. Recently, the markets for technology and Internet-related stocks have been especially volatile, and a significant downturn would have an even greater effect on us. In previous major stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity decreased after these events. When trading volume is low, our profitability would likely be adversely affected because a significant portion of our costs do not vary with revenue. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would.

OUR BUSINESS RELIES HEAVILY ON COMPUTERS AND OTHER ELECTRONIC SYSTEMS AND CAPACITY CONSTRAINTS AND FAILURES OF THESE SYSTEMS COULD HARM OUR BUSINESS.

         As our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY AND COMPLIANCE FAILURES COULD ADVERSELY AFFECT OUR BUSINESS.

         The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

         In addition, we use the Internet as a major distribution channel to provide products and services to our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

WE FACE SUBSTANTIAL COMPETITION WHICH COULD WHICH COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

         All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks to increase because of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks' securities activities. We also compete with others in the financial services industry in recruiting new employees and retaining current employees.

         We expect to face increasing competition from companies offering electronic brokerage services, which is a rapidly developing industry. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than we offer. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries like us, our operating results could be adversely affected.

WE MAY BE UNABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL.

         Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our strategy is to increase market penetration by recruiting experienced Registered
Representatives. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition.

         Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Richard Parker, our Chairman and Chief Executive Officer, could materially and adversely affect our operating results.

         While we generally do not have employment agreements with employees other than senior management, we attempt to retain employees with incentives such as long-term deferred compensation plans, stock issuances or other investment opportunities conditioned on continued employment, and options to buy stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our long-term deferred compensation plans might no longer be a competitive incentive for our key employees to stay with us.

FAILURE TO INTRODUCE NEW SERVICES AND PRODUCTS IN A TIMELY MANNER MAY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

         Our future success will depend in large part on our ability to develop and enhance our services and products. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant technical risks in the development of new or enhanced services and products, including the risk that we will be unable to:

-        effectively use new technologies;
-        adapt our services and products to emerging industry standards; or
-        develop, introduce and market enhanced or new services and products.

         Historically, we have been able to develop and introduce enhanced or new products and services in response to market and customer requirements and emerging industry standards. However, if in the future we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services and products do not achieve market acceptance, our business, financial condition and operating results could be materially adversely affected.

WE NEED TO COMPLY WITH STRINGENT CAPITAL REQUIREMENTS.

         Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses, which could ultimately lead to us being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

BECAUSE WE RELY ON ENCRYPTION TECHNOLOGY, OUR BUSINESS IS VULNERABLE TO SECURITY RISKS WHICH MAY COMPROMISE OUR CUSTOMER TRANSACTION DATA.

         A significant barrier to Internet commerce is the secure transmission of confidential information over public networks. We rely on third-party encryption and authentication technology to facilitate secure transmission of confidential information. We cannot assure you that advances in computer and cryptography capabilities or other developments will not result in a compromise of the algorithms we use to protect customer transaction data.

WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR RAPID GROWTH.

         Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we currently need to hire a significant number of Registered Representatives and other service personnel to support the expansion of our branch offices and expect that a need for increased staffing will continue. In addition, most of our competitors are facing similar staffing shortages, making the competition for qualified employees particularly strong. We will also need to improve existing systems and/or implement new systems for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

OUR EXPOSURE TO POSSIBLE SECURITIES LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS.

         Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

F.       ADDITIONAL INFORMATION

         We intend to provide an annual report to our security holders and to make quarterly reports available for inspection by our security holders. The annual report will include audited financial statements.

         We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the SEC, we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statement required by this item are set forth on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective January 13, 2000, we replaced Flavin, Jackson, Zirilli & Bouvier as the independent auditors of our financial statements. We appointed Hoyman, Dobson & Company, P.A , effective January 13, 2000, as our independent auditors. The termination of the client-auditor relationship was due to our desire to engage a firm that was registered with the SEC Practice Section of the AICPA in anticipation of filing a registration statement with the SEC.

         No report of Flavin, Jackson, Zirilli & Bouvier on our financial statements for the past two years contained an adverse opinion, disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by our Board of Directors. During the two most recent fiscal years and through the date of their letter, there were no disagreements nor differences of opinion with Flavin, Jackson, Zirilli & Bouvier on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Flavin, Jackson, Zirilli & Bouvier, would cause it to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of their letter, there were no events as listed in Regulation S-K, Item 304, (a) (1) (v) paragraphs (A) through (D), which led to any disagreements or differences of opinion with Flavin, Jackson, Zirilli & Bouvier.

         We have furnished Flavin, Jackson, Zirilli & Bouvier with a copy of our above statements, which are made in response to Item 304 (a) of the SEC Regulation S-K (a) and have requested that Flavin, Jackson, Zirilli & Bouvier furnish us with a letter addressed to the SEC, stating whether or not Flavin, Jackson, Zirilli & Bouvier agrees with such statements. A copy of Flavin, Jackson, Zirilli & Bouvier's letter, dated March 27, 2001 is attached as an exhibit to this Annual Report.

         During the two most recent fiscal years and through the date of the letter of Hoyman, Dobson & Company, P.A.,'s, there have been no reportable events as defined in regulation S-K Item 304(a)-(1) (v). A copy of Hoyman, Dobson & Company, P.A.,'s letter, dated March 26, 2001 is attached as an exhibit to this Annual Report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.       DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, positions and ages of our executive officers and directors. Directors will be elected at the annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board, except to the extent governed by employment contract.

NAME                                AGE               TITLE
----                                ---               -----

Richard Parker                      49                Chairman of the Board and Chief Executive Officer
Mark F. Caulfield                   42                Chief Financial Officer, Secretary and Treasurer
Brian Best                          31                Director
Harry Green                         59                Director
Jack Root                           67                Director

         The directors are elected annually at the annual shareholders meeting and serve until re-elected at the next annual shareholder's meeting. All of the current directors were elected at the annual shareholder meeting held on August 12, 2000.

         Our Board of Directors held one meeting during its fiscal year ended December 31, 2000 and took action 17 times by written consent. We do not have an audit committee or nominating committee.

         We established a Compensation Committee comprised of Messrs. Best and Root. The Compensation Committee is responsible for establishing the compensation of the Chief Executive Officer and the next four most highly-paid executive officers, including salaries, bonuses, termination arrangements, stock options and other incentive compensation and executive officer benefits.

         Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

         Richard Parker, Chairman of the Board and Chief Executive Officer. Mr. Parker has served as our Chairman of the Board and Chief Executive Officer since our inception in 1993. Mr. Parker, our founder, began his career in the financial services industry in 1974 as a licensed realtor. In 1975, he became the youngest licensed broker in the history of the Lakeland Board of Real Estate when he and his mother, Doris Parker, opened R/D Parker Realty, a franchise of Century 21, the nation's largest real estate sales organization. From 1975 to 1986, Mr. Parker sold, developed, built and managed real estate projects primarily throughout Polk County. During that time, he was recognized as a national sales leader for Century 21. In 1986, Mr. Parker became fully licensed to sell securities and insurance with Dean Witter. Following his tenure with Dean Witter, he became the branch manager of Anchor National Financial, a SunAmerica company. With Anchor National, Mr. Parker was the second highest producer nationally among the company's several hundred licensed representatives. During this time, Mr. Parker incorporated and began doing business as The Summit Financial Group, Inc. and the Summit Group of Companies. Summit Brokerage Service Inc., a NASD licensed broker/dealer, was added to the Summit Group of Companies by Mr. Parker in September 1993. Mr. Parker holds series 7, 63, 65 and 24 licenses, as well as life insurance and real estate licenses. Mr. Parker is employed full-time at Summit.

         Mark Caulfield, Chief Financial Office, Secretary and Treasurer. Mr. Caulfield has served as our Chief Financial Officer, Secretary and Treasurer since January 1998. Mr. Caulfield is a Certified Public Accountant with over 20 years in financial management, serving in such key roles as Chief Financial Officer, Vice President of Finance and Administration, as well as Controller. He has been involved with a number of similar rapidly growing companies, including such industries as hospitality management, travel and tourism, restaurant, and nuclear power service contracting. He has served on numerous business, charitable, and community boards and committees. He and his family currently devote a great deal of time to church and Rotary involvement. He is also a member of several professional associations, including the American Institute of Certified Public Accountants. Mr. Caulfield is employed full-time at Summit.

         Brian R. Best, Director. Mr. Best was elected a director of Summit in November 1999. Since 1998, Mr. Best has been a medical center representative for COR Therapeutics, a bio-pharmaceutical company with a breakthrough product in cardiac care. He is responsible for managing 12 coastal hospitals and over 100 physicians. Mr. Best was employed to create a new standard of care for cardiac patients in the Emergency Room and in percutaneous coronary interventions with the use of Integrilin. He is assisting in the development of research facilities for NDA studies and international company representatives. From 1992 to 1998, he was employed by Abbot Laboratories. As a Neurological Sales Specialist, he marketed anti-consultants and anti-psychotics to neurologists and psychiatrists. As PPR/SWAT, he fulfilled a variety of assignments during this time, including three relocations to rebuild vacant territories. He received a Bachelor of Science degree from Wake Forest University in 1992. Mr. Best is not employed full-time at Summit.

         Harry S. Green, Director. Mr. Green was elected a director of Summit in August 1998. From 1966 until he retired in 1994, Mr. Green worked for Wal-Mart. After graduation from University of Arkansas in 1970, he started on their management program and was promoted to District Manager in 1977. In 1984 he was promoted to Regional Vice President and in 1988 he was Regional Vice President of Sam's. From 1990 to 1994, he worked with SuperCenters and was Operations Director for Bud's. Mr. Green is not employed full-time at Summit.

         Jack B. Root, Director. Mr. Root was elected a director of Summit in August 1998. Mr. Root is a 40 year veteran of the financial service industry. He began his career as a financial advisor and has worked his way up through the ranks of the industry. Mr. Root developed the Successful Money Management Seminar and has since helped develop similar courses for Canada and New Zealand. He has presented over 3,500 hours of seminar instruction and has prepared financial plans for hundreds of individuals and families. He retired from Successful Money Management Seminars, Inc., in 1998. Mr. Root is not employed full-time at Summit.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports with respect to fiscal year 2000. All such reports, however, were not filed on a timely basis.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Summit during the fiscal years ended December 31, 1998, 1999 and 2000 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG-TERM
                                                         -------------------------       COMPENSATION
                                                          ANNUAL COMPENSATION (1)           AWARDS
                                                         -------------------------        ----------
           NAME AND                                                                       SECURITIES
           PRINCIPAL                     FISCAL                                           UNDERLYING
           POSITION                       YEAR            SALARY             BONUS          OPTIONS
           ---------                    --------         --------            -----        ----------

           Richard Parker               12/31/00         $ 45,756             -0-          404,440(2)
           Chairman and                 12/31/99         $188,471             -0-           95,000(3)
             Chief Executive            12/31/98         $147,200             -0-               -0-
             Officer


-----------------------

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

(2) Represents options granted in 2000 that are exercisable at $2.50 per share until 2010, 394,440 of which replaced the options granted in 1999 in footnote 3 below.

(3) Represents an option granted in 1999 that is exercisable at $2.50 per share until December 31, 2009. This option was canceled and replaced by the options described in footnote 2 above.

                      STOCK OPTIONS GRANTED IN FISCAL 2000

         The following table sets forth certain information concerning grants of options made during fiscal 2000 to the named executive officer.


                                                                                  POTENTIAL REALIZED VALUE
                                                                                   AT ASSUMED ANNUAL RATES
                       NUMBER OF       PERCENT                                         OF STOCK PRICE
                      SECURITIES      OF TOTAL                                          APPRECIATION
                      UNDERLYING    OPTIONS/SARS                                     FOR OPTION TERM(1)
                       OPTIONS/      GRANTED TO      EXERCISE                     ------------------------
                         SARS         EMPLOYEES       OR BASE      EXPIRATION
NAME                   GRANTED (#)     IN 2000      PRICE ($/SH)      DATE          5% ($)        10% ($)
--------------        ---------     ------------    -----------    ----------       -----         ------

Richard Parker          394,440          50%           $2.50       5/16/2010           0             0
                         10,000         1.3%           $2.50        8/3/2010           0             0

-----------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

AGGREGATE STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         There were no options exercised by the named executive officer during fiscal 2000.

EMPLOYMENT AGREEMENTS

         We entered into a two-year employment agreement with Richard Parker, our Chief Executive Officer, in May 2000. The Parker employment agreement will expire on December 31, 2001. The Parker employment agreement provides that, in consideration for Mr. Parker's services, he is to be paid a base salary of $155,000 during the first year of the agreement, and granted an option to purchase 320,000 shares of our common stock at an option price of $2.50 per share. During the second year of the agreement, Mr. Parker receives a $5,000 increase in his base salary. The contract is renewable upon agreement by both parties. On May 16, 2000, in connection with an adjustment to Mr. Parker's compensation arrangements, all previously granted options, none of which were exercised, were canceled and we granted Mr. Parker immediately exercisable non-qualified options to purchase 394,440 shares of common stock at $2.50 per share pursuant to a stock option agreement between us and Mr. Parker. On August 3, 2000, pursuant to our 2000 Incentive Compensation Plan, Mr. Parker was granted options to purchase an additional 10,000 shares of common stock at $2.50 per share in connection with his services as a director. All such options expire ten years from the date of grant.

         We entered into a two-year employment agreement with Mark Caulfield, our Chief Financial Officer, in May 2000. The Caulfield Employment Agreement will expire on December 31, 2001. The Caulfield employment agreement provides that, in consideration for Mr. Caulfield's services, he is to be paid a base salary of $60,000 during the first year of the agreement, and granted an option to purchase 160,000 shares of our common stock at an option price of $2.50 per share. During the second year of the agreement, Mr. Caulfield receives a $5,000 increase in his base salary. The contract is renewable upon agreement by both parties. On May 16, 2000, in connection with an adjustment to Mr. Caulfield's compensation arrangements, all previously granted options, none of which were exercised, were canceled we granted Mr. Caulfield immediately exercisable non-qualified options to purchase 160,000 shares of common stock at $2.50 per share pursuant to a stock option agreement between us and Mr. Caulfield. All such options expire ten years from the date of grant.

2000 INCENTIVE COMPENSATION PLAN

         Our 2000 Incentive Compensation Plan was approved by our Board of Directors in July 2000 and by our shareholders at the annual meeting of shareholders held on August 12, 2000. A total of 900,000 shares of common stock have been reserved for issuance under the 2000 Incentive Compensation Plan. As of the date hereof, pursuant to the 2000 Incentive Compensation Plan, we have granted immediately exercisable options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.50 per share, expiring ten years from the date of grant, comprised of options to purchase 10,000 shares of common stock to each of our four directors granted on August 3, 2000.

DIRECTOR COMPENSATION

         Currently, directors do not receive compensation for serving on our Board other than the grant of stock options from time to time at the discretion of our Board. Directors are reimbursed for their reasonable expenses incurred in attending Board on Committee meetings.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information as of March 8, 2001 with respect to the beneficial ownership of common stock by:

         - each person who, to our knowledge, beneficially owned or had the right to acquire more than 5% of the outstanding common stock;
         -        each of our directors; and
         -        all executive officers and directors as a group:

           NAME OF BENEFICIAL OWNER(1)(2)                              NUMBER OF SHARES          PERCENTAGE
           ------------------------------                              ----------------          ----------

           Richard Parker (3)(4)                                          3,863,035               74.0%
           Mark F. Caulfield (5)                                            180,000                3.7%
           Harry S. Green (6)                                                87,500                1.9%
           Jack B. Root (6)                                                  57,500                1.2%
           Brian R. Best (7)                                                 27,500                 *
           All officers and directors
                as a group (5 persons) (8)                                4,215,535               77.5%

---------------
* Less than one percent.

(1) Unless otherwise noted, the address of each person or entity listed is Summit Brokerage Services, Inc., 25 Fifth Avenue, Indialantic, Florida 32903.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of March 8, 2001, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) Includes 527,675 shares owned by Richard & Joan Parker, Jt. Ten., and 27,000 shares owned by Mr. Parker's spouse, Joan Parker.
(4) Includes 564,440 shares issuable pursuant to a currently exercisable stock purchase option, 404,440 of which are held by Mr. Parker solely and 160,000 of which are held by Mr. Parker's spouse, Joan Parker.
(5) Includes 160,000 shares issuable pursuant to a currently exercisable stock purchase option. (6) Includes 23,000 shares issuable pursuant to a currently exercisable stock purchase option. (7) Includes 18,000 shares issuable pursuant to a currently exercisable stock purchase option. (8) Includes 788,440 shares issuable pursuant to currently exercisable stock purchase options.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As disclosed in the notes to our financial statements included in our Form 10-SB, as amended, we advanced certain funds on behalf of companies wholly-owned by Richard Parker, a principal shareholder and an executive officer of our company. During fiscal 1999 and 1998, we paid expenses of $5,739 and $14,220, respectively, on behalf of Educational Seminars of America, Inc., a company wholly owned by Mr. Parker, Educational Seminars of America, Inc., or ESA. ESA conducts educational and training seminars for financial planners and generates income from fees paid by participants. At December 31, 1999, there remained a receivable of $19,959 for such expenses. The receivable is not evidenced in writing and was repaid in fiscal 2000.

         We received $29,015 in commissions in fiscal 1999 from ESA for referrals to the Seminars conducted by ESA.

         We lease approximately 6,000 square feet of office space for our headquarters from First America Living Trust, Inc., a company wholly-owned by Mr. Parker. Annual lease payments are $109,200 from 2000 through 2007. The lease expires October 31, 2007. We paid rent under this lease of $115,752 in fiscal 2000, $109,874 in fiscal 1999 and $97,874 in fiscal 1998.

         We entered into a written agreement whereby we paid a management fee to cover overhead expenses which included administrative services, clerical and accounting to Summit Group of Companies, Inc., a company wholly-owned by Mr. Parker. Under this agreement, the management fee is equal to 95% of our prior month's net income. Net income is defined as gross income from whatever source, less commissions paid to Registered Representatives and commissions re-allowed to other broker-dealer firms and other expenses, excluding the monthly management fee and income taxes incurred by us. The management fees may be reduced or waived for any month where necessary to insure that our net capital does not fall below $100,000 and/or the ratio of our aggregate indebtedness to net capital does not exceed 1,000%, as such terms are defined by the NASD. The term of the agreement is one year and can be extended for additional consecutive one-year terms unless either party notifies the other at least one month prior to the completion of any one-year term of its desire to terminate the agreement. The management agreement was terminated effective January 1, 2000. In order to reflect the true costs of the support services, we have instead of following the management agreement, reflected all support services costs paid by the management company on our behalf in our financial statements at December 31, 1999 and 1998. The total fees paid to the related party were $1,156,235 and $885,482 for 1999 and 1998, respectively.

         Information concerning employment agreements with Richard Parker and Mark F. Caulfield is provided under "Item 10. Executive Compensation."

         We believe that the terms of the foregoing arrangements were no less favorable to us than we could have obtained from non-affiliated third parties. We anticipate that all future transactions with our affiliates, if any, will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

NUMBER              NAME
---------------     -----------------------------------------------------------------------------------------------
3.1                 Amended and Restated Articles of Incorporation (1)
3.2                 Amended and Restated Bylaws (2)
10.1                2000 Incentive Compensation Plan (3)
10.2                Stock Option Agreement between the Company and Richard Parker (1)
10.3                Stock Option Agreement between the Company and Mark F. Caulfield (1)
10.4                Employment Agreement between the Company and Richard Parker (2)
10.5                Employment Agreement between the Company and Mark F. Caulfield (2)
10.6                Employment Agreement between William R. Turner, and Addendum thereto (2)
10.7                Form of Registered Representative Agreement (4)
16.1                Letter of Flavin, Jackson, Zirilli & Bouvier*
16.2                Letter of Hoyman, Dobson & Company, P.A.*
21.1                Subsidiaries of the Company*
23.1                Consent of Hoyman, Dobson & Company, P.A.*

-----------------

* Filed herewith

(1) Incorporated by reference to our Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.

(2) Incorporated by reference to our Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337

(3) Incorporated by reference to our Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.

(4) Incorporated by reference to our Registration Statement on Form 10SB, filed February 4, 2000, file no. 000-29337.

B.       REPORTS ON FORM 8-K

         No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Summit Brokerage Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUMMIT BROKERAGE SERVICES, INC.

                                    /s/ RICHARD PARKER
                              -------------------------------------------------
                                       Richard Parker
                              Chairman of the Board and Chief Executive Officer
                                  (principal executive officer)

Date:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Brokerage Securities, Inc. and in the capacities and on the dates indicated.

                SIGNATURE                                            TITLE                            DATE
                ---------                                            -----                            ----

           /s/ RICHARD PARKER                        President and Chief Executive
--------------------------------------------
             Richard Parker                          Officer and Director (principal
                                                     executive officer)                          March 29, 2001

          /s/ MARK F. CAULFIELD                      Chief Financial Officer,                    March 29, 2001
--------------------------------------------
            Mark F. Caulfield                        Secretary and Treasurer

            /s/ BRIAN R. BEST                        Chief Financial Officer,                    March 29, 2001
--------------------------------------------
              Brian R. Best                          Secretary and Treasurer (principal
                                                     financial officer)

           /s/ HARRY S. GREEN                        Director                                    March 29, 2001
--------------------------------------------
             Harry S. Green

            /s/ JACK B. ROOT                         Director                                    March 29, 2001
--------------------------------------------
              Jack B. Root

                SUMMIT BROKERAGE SERVICES, INC, AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Certified Public Accountants........................................................           F-2
Consolidated Statements of Financial Condition............................................................           F-3
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)..................................           F-4
Consolidated Statements of Changes in Stockholders' Equity................................................           F-5
Consolidated Statements of Cash Flows.....................................................................           F-6
Notes to Consolidated Financial Statements................................................................           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have audited the accompanying consolidated statements of financial condition of Summit Brokerage Services, Inc. (a Florida Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income
(loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations at December 31, 2000 and 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/Hoyman, Dobson & Company, P.A.
Melbourne, FL
February 27, 2001

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2000 and 1999


ASSETS                                                                                            2000                   1999
                                                                                              -------------          -------------
   Cash                                                                                       $     226,150          $     408,957
   Cash with clearing broker                                                                         25,141                 25,132
   Investments available-for-sale                                                                    13,925                     --
   Commissions receivable                                                                           508,990                463,356
   Prepaid expenses                                                                                  46,780                 27,132
   Other receivable, net of $14,020 and $31,040 allowance for
      doubtful accounts at December 31, 2000 and 1999, respectively                                  17,855                     --
   Due from related parties                                                                          44,778                102,704
   Subscription receivable                                                                               --                 48,000
   Secured demand notes                                                                              40,000                     --
   Property and equipment at cost, less accumulated depreciation of $114,293 and $70,970 at December 31, 2000 and 1999,
      respectively                                                                                  105,603                 79,267
   Deferred tax asset, net of valuation allowance of $412,933 and
      $283,860 at December 31, 2000 and 1999, respectively                                               --                     --
                                                                                              -------------          -------------
TOTAL ASSETS                                                                                  $   1,029,222          $   1,154,548
                                                                                              =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                                                      $      77,025          $      63,896
   Accrued commission expense                                                                       380,634                645,925
   Deferred income                                                                                   21,333                 24,667
   Capital lease payable                                                                             12,055                     --
   Due to related party                                                                                 200                     --
                                                                                              -------------          -------------
     Total liabilities                                                                              491,247                734,488
                                                                                              -------------          -------------
LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                              40,000                     --
                                                                                              -------------          -------------
STOCKHOLDERS' EQUITY
   Common stock, par value $0.0001 per share. Authorized 10,000,000 shares,
      4,698,525 issued and 4,691,224 outstanding at December 31, 2000, 4,541,751 issued and 4,538,132 outstanding
      at December 31, 1999                                                                              470                    454
   Additional paid-in capital                                                                     2,898,910              2,559,389
   Unearned stock compensation                                                                     (207,732)              (517,223)
   Treasury stock, at cost                                                                          (29,857)               (18,578)
   Accumulated other comprehensive income                                                             1,775                     --
   Subscriptions receivable                                                                         (10,250)               (94,000)
   Accumulated deficit                                                                           (2,155,341)            (1,509,982)
                                                                                              -------------          -------------
      Total stockholders' equity                                                                    497,975                420,060
                                                                                              -------------          -------------
TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $   1,029,222          $   1,154,548
                                                                                              =============          =============

The accompanying notes are an integral part of these financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the years ended December 31, 2000 and 1999

                                                                                                  2000                   1999
                                                                                              -------------          -------------
REVENUES
   Commissions                                                                                $   6,847,362          $   4,712,651
   Interest and dividends                                                                            51,685                 27,565
   Other                                                                                             80,639                 16,403
                                                                                              -------------          -------------
                                                                                                  6,979,686              4,756,619
                                                                                              -------------          -------------
EXPENSES
   Commissions                                                                                    5,583,196              3,596,311
   Occupancy                                                                                        115,752                116,752
   Amortization of unearned stock compensation/ consultant expenses                                 349,028                214,504
   Management fees                                                                                       --              1,156,235
   Salaries and benefits                                                                            659,245                     --
   Recruiting expense                                                                               146,406                105,053
   Legal expense                                                                                    137,054                123,047
   Bad debt expense                                                                                      --                 31,040
   Other operating expenses                                                                         634,364                147,687
                                                                                              -------------          -------------
                                                                                                  7,625,045              5,490,629
                                                                                              -------------          -------------

NET LOSS BEFORE INCOME TAXES                                                                       (645,359)              (734,010)

PROVISION FOR INCOME TAXES                                                                               --                     --
                                                                                              -------------          -------------

NET LOSS                                                                                      $    (645,359)         $    (734,010)
                                                                                              =============          =============

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                                                           4,575,534              4,180,322
                                                                                              =============          =============

EARNINGS PER SHARE                                                                            $     (0.1410)         $     (0.1756)
                                                                                              =============          =============

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
NET LOSS                                                                                           (645,359)              (734,010)

UNREALIZED GAIN ON SECURITIES:
   Gain arising during the year                                                                       1,775                     --
                                                                                              -------------          -------------

OTHER COMPREHENSIVE GAIN                                                                              1,775                     --
                                                                                              -------------          -------------

COMPREHENSIVE LOSS                                                                            $    (643,584)         $    (734,010)
                                                                                              =============          =============

   The accompanying notes are an integral part of these financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2000 and 1999

                                                     Common Stock
                                               -------------------------                         Unearned
                                                Number of                       Additional         Stock
                                                 Shares                         Paid-In          Compen-         Treasury
                                               Outstanding     Par Value        Capital           sation          Stock
                                               -----------     ---------      -----------        ---------       --------
BALANCES, DECEMBER 31, 1998                     3,905,571        $ 391        $ 1,293,106        $(178,620)       $     --

Issuance of common stock for cash                 324,333           33            551,967               --              --

Issuance of common stock for
   subscription receivable                         94,667            9            141,991               --              --

Issuance of common stock for unearned
   Compensation/consultant expenses               110,011           10            525,952         (525,962)             --

Issuance of common stock for legal
   Services                                        15,000            1             54,449          (54,450)             --

Issuance of common stock for future
   private placement services                     100,000           10                 --              (10)             --

Amortization of unearned stock
   Compensation/consultant expenses                    --           --                 --          214,504              --

Stock dividends issued                              5,400            1             24,999               --              --

Retirement of common stock                        (13,225)          (1)           (33,075)          27,315              --

Purchase of treasure stock                         (3,625)          --                 --               --         (18,578)

Net loss                                               --           --                 --               --              --
                                                ----------       -----        -----------        ---------        --------

BALANCES, DECEMBER 31, 1999                     4,538,132          454          2,559,389         (517,223)        (18,578)

Issuance of common stock for cash                 150,000           15            299,985               --              --

Issuance of common stock for unearned
   Compensation                                    16,768            1             39,536          (39,537)             --

Amortization of unearned stock
   Compensation/consultant expenses                    --           --                 --          349,028              --

Retirement of common stock                        (10,000)          --                 --               --              --

Purchase of treasury stock                        (27,090)          --                 --               --         (91,850)

Sale of treasury stock                             23,414           --                 --               --          80,571

Accumulated unrealized gain on
   investments                                         --           --                 --               --              --
Collection of subscription receivable                  --           --                 --               --              --

Net loss                                               --           --                 --               --              --
                                                ---------        -----        -----------        ---------        --------
BALANCES, DECEMBER 31, 2000                     4,691,224        $ 470        $ 2,898,910        $(207,732)       $(29,857)
                                                =========        =====        ===========        =========        ========

                                            Accumulated                                         Total
                                              Other                                             Stock-
                                          Comprehensive  Subscription      Accumulated          holders'
                                              Income      Receivable         Deficit            Equity
                                          -------------  ------------      ------------        ---------

BALANCES, DECEMBER 31, 1998                    $   --       $     --        $  (750,972)       $ 363,905

Issuance of common stock for cash                  --             --                 --          552,000

Issuance of common stock for
   subscription receivable                         --        (94,000)                --           48,000

Issuance of common stock for unearned
   Compensation/consultant expenses                --             --                 --               --

Issuance of common stock for legal
   Services                                        --             --                 --               --

Issuance of common stock for future
   private placement services                      --             --                 --               --

Amortization of unearned stock
   Compensation/consultant expenses                --             --                 --          214,504

Stock dividends issued                             --             --            (25,000)              --

Retirement of common stock                         --             --                 --           (5,761)

Purchase of treasure stock                         --             --                 --          (18,578)

Net loss                                           --             --           (734,010)        (734,010)
                                               ------       --------        -----------        ---------
BALANCES, DECEMBER 31, 1999                        --        (94,000)         1,509,982)         420,060


Issuance of common stock for cash                  --             --                 --          300,000


Issuance of common stock for unearned
   Compensation                                    --             --                 --               --


Amortization of unearned stock
   Compensation/consultant expenses                --             --                 --          349,028


Retirement of common stock                         --             --                 --               --


Purchase of treasury stock                         --             --                 --          (91,850)


Sale of treasury stock                             --             --                 --           80,571

Accumulated unrealized gain on
   investments                                  1,775             --                 --            1,775

Collection of subscription receivable              --         83,750                 --           83,750

Net loss                                           --             --          (649,359)         (645,359)
                                               ------       --------        -----------        ---------
BALANCES, DECEMBER 31, 2000                    $1,775       $(10,250)       $(2,155,341)       $ 497,975
                                               ======       ========        ===========        =========

   The accompanying notes are an integral part of these financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                                                                  2000                   1999
                                                                                              -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                                               $   6,861,170          $   4,348,830
   Cash paid to suppliers and employees                                                          (7,480,685)            (4,559,387)
   Interest received                                                                                 51,685                 10,211
                                                                                              -------------          -------------
      Net cash used in operating activities                                                        (567,830)              (200,346)
                                                                                              -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                                          (12,150)                    --
   Purchase of property and equipment                                                               (17,050)               (30,923)
                                                                                              -------------          -------------
      Net cash used in investing activities                                                         (29,200)               (30,923)
                                                                                              -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                                                       (91,850)               (18,578)
   Issuance of treasury stock                                                                        80,571                     --
   Issuance of common stock                                                                         300,000                552,000
   Proceeds received from subscription receivable                                                   131,750                     --
   Payments on capital lease obligation                                                              (6,248)                    --
                                                                                              -------------          -------------
       Net cash provided by financing activities                                                    414,223                533,422
                                                                                              -------------          -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                                (182,807)               302,153

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      408,957*               106,804*
                                                                                              -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $     226,150          $     408,957*
                                                                                              =============          =============


* Cash and cash equivalents at January 1, 2000 and 1999 and at December 31, 1999 have been revised to exclude cash with clearing broker consistent with the December 31, 2000 presentation.

   The accompanying notes are an integral part of these financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2000 and 1999

                                                                                                 2000                   1999
                                                                                              -----------            -----------

RECONCILIATION OF NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES

  Net loss                                                                                    $  (645,359)           $  (734,010)

Adjustments to reconcile net loss to net cash used in
   operating activities
      Depreciation                                                                                 43,323                 37,529
      Amortization of unearned stock compensation
         expense                                                                                  349,028                214,504
      Retirement of common stock                                                                       --                 (5,761)
      Decrease (increase) in cash with clearing broker                                                 (9)                   245
      Increase in commissions receivable                                                          (45,634)              (383,946)
      Decrease (increase) in other receivable                                                     (17,855)                 9,850
      Decrease (increase) in prepaid expenses                                                     (19,648)                34,768
      Decrease (increase) in due from related party                                                23,620                (11,615)
      Decrease in other assets
                                                                                                       --                  9,537
      Increase in accounts payable and accrued expenses                                            13,129                 42,947
      Increase (decrease) in accrued commission expense                                          (265,291)               560,939
      Increase (decrease) in deferred income                                                       (3,334)                24,667

      Increase in due to related party                                                                200                     --
                                                                                              -----------            -----------
         Net cash used in operating activities                                                $  (567,830)           $  (200,346)
                                                                                              ===========            ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
   FINANCING ACTIVITIES:

In January, 2000, the Company issued a $40,000 secured demand note for $40,000 of subordinated debt.

In March, 2000, the Company issued 16,768 shares of common stock for $39,537 of unearned compensation.

In April, 2000, the Company obtained $52,609 of equipment in exchange for a reduction in due from related party of $34,306 and assuming a capital lease obligation of $18,303.

   The accompanying notes are an integral part of these financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Summit Brokerage Services Inc. (the "Company") is a National Association of Securities Dealers (NASD) member firm. The Company is an independent broker dealer offering financial services to clients across the country through its 55 branch offices.

On December 31, 1999 the Company acquired 100% of Summit Holding Group, Inc. through the purchase of stock for $1. Summit Holding Group, Inc. had $200 of assets at the time of the purchase and no liabilities. Summit Holding Group, Inc. (a holding company) owns 100% of Summit Financial Group, Inc. (a registered investment advisor) and Summit Insurance Agency Corporation (an insurance business). There was no activity in these three entities during fiscal year 1999.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

MUTUAL FUNDS - RESERVED - The Company has an interest bearing reserve deposit with a clearing firm. The clearing firm requires this deposit of all introducing firms for whom it transacts business.

INVESTMENTS AVAILABLE-FOR-SALE - Available-for-sale securities are recorded at fair value in investments with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

COMMISSION RECEIVABLE - The Company considers commissions receivable fully collectible; accordingly, no allowance is required.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation, for financial reporting and tax purposes, is based on the straight-line and double declining balance methods over the estimated useful lives of the related assets, generally 3 to 7 years.

MARKETING COSTS - Marketing costs, except for costs associated with direct-response marketing, are charged to operations when incurred. Marketing costs incurred for fiscal years 2000 and 1999 were $18,113 and $10,029, respectively. The costs of direct-response marketing costs are capitalized and amortized over the period during which future benefits are expected to be received. There were no direct response marketing costs for fiscal years 2000 and 1999.

DEFERRED INCOME - Deferred income represents advances received from the clearing company for unearned commissions.

TREASURY STOCK - Treasury stock is shown at cost.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMISSIONS REVENUE AND EXPENSES - Commissions revenue is recorded on a trade-date basis as transactions occur. The Company receives commissions on products sold by their branch offices. The Company receives all commissions from the transactions, takes their commission based on the terms agreed to in the registered representative agreements and remits all remaining commissions to the branch offices.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax also is recognized for operating losses and tax credits that are available to offset future taxable income.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share for the years ended December 31, 2000 and 1999 have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share for the years ended December 31, 2000 and 1999 did not differ from amounts computed under the basic computation.

ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVESTMENTS AVAILABLE-FOR-SALE

All available-for-sale securities are invested in common stock. The fair value of this stock at December 31, 2000 is $13,925. The securities have a gross unrealized gain at December 31, 2000 of $1,775. There were no gross realized gains or losses during fiscal year 2000.

NOTE 3 - DUE FROM/TO RELATED PARTIES

At December 31, 2000 and 1999, the Company has a receivable of $19,233 and $14,220, respectively, from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. The related company is 100% owned by a shareholder who is also the majority stockholder of Summit Brokerage Services, Inc. This related company conducts educational and training seminars, which generate income from fees paid by the participants. The receivable is unwritten.

The Company, at December 31, 2000 and 1999, has advances of $3,251 and $88,484, respectively, to an entity 100% owned by a shareholder who is also the Company's majority shareholder. These advances were for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. This related company owns an office building that the Company leases. Interest of $6,521 and $17,354 was accrued on the advance during fiscal year 2000 and 1999, respectively at 8% per annum. On December 21, 2000, $93,705 was paid to the Company. The remaining balance outstanding is intended to be repaid to the Company.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 3 - DUE FROM/TO RELATED PARTIES (CONTINUED)

At December 31, 2000, the Company has a note receivable of $22,294 from an officer of the Company. The note is unwritten and interest of $1,309 has been accrued on the note using the federal applicable rate at December 31, 2000. The accrued interest has been added to in the note receivable balance. There was no note receivable from this officer at December 31, 1999.

At December 31, 2000, the Company owed $200 to a related company for an advance for operating expenses. This amount is expected to be repaid in the next fiscal year.

NOTE 4 - SUBSCRIPTION RECEIVABLE

At December 31, 1999, the Company had a subscription receivable of $142,000. $48,000 of this subscription receivable was included as an asset at December 31, 1999 since it was collected before the financial statements were issued. The remaining uncollected $94,000 was shown as a reduction of stockholders' equity. There was no subscription receivable included in assets at December 31, 2000; however, the remaining uncollected subscriptions of $10,250 from December 31, 1999 is included as a reduction of stockholders' equity at December 31, 2000.

NOTE 5 - OTHER RECEIVABLE

At December 31, 2000 and 1999, the Company has a receivable from a former sales representative in the amount of $14,040 and $31,040, respectively, which represents advances paid to the sales representative. The receivable had been fully reserved for at December 31, 2000 and 1999. During fiscal year 2000, the Company recovered $17,000 of the bad debt; this amount is included in other income. In addition, there are advances to sales representatives of $17,855 at December 31, 2000.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                            2000                 1999
                                                          ---------           ---------
Computer systems and software                             $ 114,764           $  76,345
Equipment and furniture                                      27,371              15,655
                                                                                 16,809
Equipment and furniture held under capital lease                 --
Leasehold improvements                                       60,952              58,237
                                                          ---------           ---------
   Total                                                    219,896             150,237
      Less: accumulated depreciation                       (114,293)            (70,970)
                                                          ---------           ---------
         Total property and equipment                     $ 105,603           $  79,267
                                                          =========           =========

Depreciation expense charged to operations was $43,323 for the year ended December 31, 2000. and $37,529 for the year ended December 31, 1999.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2000 and 1999:

                                                             2000                1999
                                                          ---------           ---------
Accounts payable                                          $  38,303           $  51,792

Accrued interest payable
                                                              3,600                  --
Accrued wages and salaries payable
                                                              2,264                  --
Accrued benefits payable
                                                              4,969                  --
Stock payable to brokers
                                                             27,889              12,104
                                                          ---------           ---------
                                                          $  77,025           $  63,896
                                                          =========           =========


NOTE 8 - CAPITAL LEASE

The Company has a capital lease obligation outstanding at December 31, 2000 in the amount of $12,055 for capital equipment. The total amount is due in fiscal year 2001. There was no capital lease obligation outstanding at December 31, 1999.

NOTE 9 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

On March 31, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by Summit's majority shareholder. The note is due on April 30, 2001 and accrues interest at 12.0% per annum. The subordinated borrowing is available in computing net capital under the SEC's uniform net capital rate. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

NOTE 10 - COMMON STOCK

On July 16th, 1997, the Company established a restricted stock bonus plan as an encouragement for employees and certain consultants to remain in the employment or service of the Company. The shares granted under the plan were in the form of restricted stock vesting over a two-year period beginning after the date of grant of the award. Since the stock issued is subject to forfeiture until two-years of continuous employment or service from the date of the grant award, unearned compensation is recorded at the fair market value at the date awarded as a reduction of stockholder's equity. Compensation and consultant expense is recognized pro rata over the period during which the shares are earned in accordance with FASB 123. Compensation expenses recognized for the year ended December 31, 2000 is $28,956. Compensation and consultant expenses recognized for the year ended December 31, 1999 was $185,313 and $1,966, respectively. The Company amortized $349,028 and $214,504 of unearned stock compensation and consultant expenses for the year ended December 31, 2000 and 1999, respectively. In fiscal year 1999, 13,225 shares of stock issued for compensation originally recorded at $33,075 was forfeited and retired. There was 10,000 shares retired in fiscal year 2000.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK (CONTINUED)

On January 13, 1999, the Company granted 15,000 shares of restricted stock to an attorney to pay for services rendered through the end of 2000. When the shares were issued, unearned compensation for consulting services of $54,450 was recorded at the fair market value of the stock on the date of issue as a reduction of stockholder's equity. Consultant expense is recognized pro rata over the period during which the services are being performed. Consultant expenses recognized for the year ended December 31, 2000 and 1999 are $27,225 per year. Unearned consultant expenses at December 31, 2000 and 1999 are $0 and $27,225, respectively.

On July 29, 1999, the Company placed into escrow 100,000 shares of restricted stock in the name of a placement agent for services to be performed during 2000 and into 2001. The stock issued is being held in escrow as of December 31, 1999 pending performance of these services. The stock has been recorded at $10 (100,000 shares at par value of $.0001) at December 31, 1999. The fair value of these shares will be determined and additional costs recorded when the services begin.

NOTE 11 - PREFERRED STOCK

On September 1, 2000, the Company amended the Articles of Incorporation of the Company. The amendment created blank preferred stock, par value $.0001 per share, and authorized 5,000,000 shares. There were no preferred stock shares outstanding at December 31, 2000. This amendment also provided that no shareholder of any capital stock of the Company shall have preemptive rights of any nature.

NOTE 12 - TREASURY STOCK

Treasury stock is shown at cost, and consists of 7,301 and 3,625 shares of common stock at December 31, 2000 and 1999, respectively.

NOTE 13 - STOCK OPTIONS

On December 31, 1999, the Company granted stock options to key personnel to purchase 155,000 shares of the Company's common stock at an exercise price of $2.50 per share. The terms of the options provide that the options will expire five years after the grant date and will vest one year from the grant date. At December 31, 2000 and 1999 no shares had been exercised.

On May 16, 2000, the Company cancelled all previously issued outstanding options to purchase the Company's common stock, none of which had been exercised. In replacement thereof, the Company granted stock options to its officers, directors and certain employees to purchase an aggregate of 1,037,878 of common stock at an exercise price of $2.50 per share. The exercise price was not less than 85% of the market price; therefore, under APB Number 25, the stock option plan is not considered to be compensatory. Accordingly, no compensation expense has been recognized in the financial statements.

On August 3, 2000, the Company issued options to its officers, directors and certain employees to purchase an aggregate of 207,795 shares of the Company's common stock at an exercise price of $2.50 per share. The exercise price was not less than 85% of the market price; therefore, under APB Number 25, the stock option plan is not considered compensatory. Accordingly, no compensation expense has been recognized in the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED)

The terms of the options issued during 2000 provide that the options will expire ten years after the grant date. The options granted to officers and directors vest immediately. The options granted to employees vest 25% per year for the next four years. At December 31, 2000, no shares have been exercised.

Stock option activity during fiscal year 2000 and 1999 is as follows:

                                                                                            Weighted -
                                                                         Number of           average
                                                                          Options         Exercise Price
                                                                         ---------        --------------
Outstanding at January 1, 1999                                                  --          $      --

   Granted during fiscal year 1999                                         155,000               2.50

   Exercised during fiscal year 1999                                            --                 --

   Forfeited during fiscal year 1999                                            --                 --
                                                                         ---------          ---------
Outstanding at December 31, 1999                                           155,000               2.50

   Cancelled during fiscal year 2000                                      (155,000)              2.50

   Granted during fiscal year 2000                                       1,245,473               2.50

   Exercised during fiscal year 2000                                            --                 --

   Forfeited during fiscal year 2000                                       (82,750)              2.50
                                                                         ---------          ---------
Outstanding at December 31, 2000                                         1,162,723          $    2.50
                                                                         =========          =========
Shares exercisable at December 31, 2000                                    560,220          $    2.50
                                                                         =========          =========

Using the Black-Scholes option pricing model, the per share weighted average fair value of stock options granted on December 31, 1999 is $4.00, where market price is greater than the exercise price on the grant date. The per share weighted average fair value of stock options granted in 2000 is $3.00, where market price is greater than the exercise price on the grant date.

The assumptions used and the weighted average information for each of the two years in the period ended December 31, 2000 are as follows:

                                                       Year Ended       Year Ended
                                                          2000             1999
                                                       ----------       ----------
Expected risk-free interest rate                          5.70%            7.00%
Expected dividend yield                                   0.00%            0.00%
Expected lives                                          10 years         5 years
Expected volatility                                      25.50%           50.00%
Weighted average fair value of grants                   $ 2.50           $ 2.50
Weighted average remaining contractual life of
   options outstanding                                  10 years         5 years

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED)

SFAS No. 123 (Accounting for Stock-Based Compensation) modifies the accounting and reporting standards for the Company's stock-based compensation plans. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its financial statements. The Company has elected to provide the pro forma disclosures. The Company reported a pro forma net income and earnings per share are as follows:

                                                  2000                     1999
                                              -----------                ---------
Net income (loss):
      As reported                               (645,359)                (734,010)
      Pro forma                               (2,326,019)                (734,010)
Basic EPS:
      As reported                                (0.1410)                 (0.1756)
      Pro forma                                  (0.5084)                 (0.1756)
Diluted EPS:
      As reported                                (0.1410)                 (0.1756)
      Pro forma                                  (0.5084)                 (0.1756)

NOTE 14 - OPERATING LEASE

The Company leases office space under a non-cancelable operating lease with an entity whose major shareholder is also the Company's major shareholder. Under the terms of the lease, the Company leases office space for its headquarters. In addition, the Company has operating leases for a vehicle and office equipment. The leases expire from 2003 to 2007. Minimum future rental payments for each of the next five years and in the aggregate are as follows:

             2001                                                       $ 130,419
             2002                                                         118,536
             2003                                                         114,647
             2004                                                         109,200
             2005                                                         109,200
             Subsequent                                                   200,200
                                                                        ----------

                    Total                                               $ 782,202
                                                                        ==========

Total rent expense, including month-to-month leases, for the years ending December 31, 2000 and 1999 was $115,752 and $116,752, respectively.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES

A summary of the provision for income taxes at December 31, 2000 and 1999 is as follows:

                                                               2000                1999
                                                            ---------           ---------
Deferred tax benefit due to temporary differences:
   Federal                                                  $  96,804           $ 104,000
   State
                                                               32,268              35,000
Change in valuation allowance                                (129,072)           (139,000)
                                                            ---------           ---------
   Total income tax benefit (expense)                       $      --           $      --
                                                            =========           =========

The deferred tax asset at December 31, 2000 and 1999 is as follows:

                                                               2000                1999
                                                            ---------           ---------
Deferred tax asset - NOL carryforwards                      $ 412,933           $ 283,860
Valuation allowance                                          (412,933)           (283,860)
                                                            ---------           ---------
   Net deferred tax asset                                   $      --           $      --
                                                            =========           =========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset, which consists of net operating loss carryforwards.

The Company has net operating loss carryforwards of approximately $2,060,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years from 2012 to 2020.

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34% for both 2000 and 1999 to income (loss) before income taxes due to the effects of net operating loss carryforwards and the valuation allowance.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. The amount of credit exposure in excess of federally-insured limits at December 31, 2000 and 1999 was $87,709 and $317,647, respectively.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 17 - RELATED PARTY TRANSACTIONS

During fiscal year 1999, the Company had entered into a written agreement whereby it paid a management fee to cover overhead expenses which included administrative services, clerical and accounting to an entity which was a wholly owned company of the majority shareholder of the Company. Under this agreement, the management fee was equal to 95% of the Company's prior month net income. Net income was defined as gross income of the Company from whatever source, less commissions paid to representatives and commissions re-allowed to other broker-dealer firms and other expenses, excluding the monthly management fee and income taxes incurred by the Company. The management fees could be reduced or waived for any month where necessary to insure that the net capital of the Company did not fall below $100,000 and/or the ratio of the Company's aggregate indebtedness to net capital did not exceed 1,000%, as such terms are defined by the National Association of Securities Dealers. The term of the agreement was one year and could be extended for additional consecutive one-year terms unless either party notified the other at least one month prior to the completion of any one-year term of its desire to terminate the agreement. This management agreement was terminated effective January 1, 2000. In order to reflect the true costs of the support services for fiscal year 1999, the Company had, instead of following the management agreement, reflected all support services costs paid by the management company on their behalf in the financial statements for that year. The total fees paid to the related party were $0 and $1,156,235 for 2000 and 1999, respectively.

The Company received $0 and $29,015 during the years ended December 31, 2000 and 1999, respectively, of commissions from a related company owned by the majority stockholder for referrals to the seminars conducted by the related company. (See
Note 2)

The Company paid rent of $109,200 and $6,552 of other miscellaneous fees during the year ended December 31, 2000, and $109,200 and $7,552 of other miscellaneous fees during the year ended December 31,1999 to a related company owned by the majority shareholder. The related company owns the building the Company is leasing. (See Note 14)

NOTE 18 - NET CAPITAL REQUIREMENT

The Company is a "Fully Disclosed Broker Dealer". The Company does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a "clearing agreement" with a clearing firm and has fully disclosed all of its customer accounts to this firm.

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15C 3-1), which requires the maintenance of minimum net capital.

The fully phased-in net capital requirement for "fully disclosed" firms that receive, but do not hold, customer or other securities, is $50,000. The rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

At December 31, 2000 and 1999, the Company had net capital of $75,169 and of $64,863, respectively. The net capital for both years is in excess of required net capital of $50,000. The Company's aggregate indebtedness to net capital ratio was 6 to 1 and 11 to 1 at December 31, 2000 and 1999, respectively.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 19 - COMMITMENTS AND CONTINGENCY

On May 16, 2000, the two-year employment agreement with William R. Turner (the "Turner Employment Agreement") was amended. Mr. Turner, effective January 1, 2000 through the remaining term of the original agreement, was to forego his rights to receive 15,000 shares of company stock per year and his rights to receive 100,000 options (50,000 options each year of the term). In lieu of these items, the Company granted to Mr. Turner on May 16, 2000, 160,000 options of the Company's common stock exercisable at $2.50 per share. All other terms and conditions of the agreement were to remain the same. Effective August 16, 2000, Mr. Turner tendered his resignation to the Company for personal reasons and will retain 80,000 options of the 160,000 options granted pursuant to his employment agreement.

On May 16, 2000, the Company also entered into employment agreements with Mr. Richard Parker, (the "Parker Employment Agreement"), the Company's Chairman and Chief Executive Officer and Mr. Mark F. Caulfield (the "Caulfield Employment Agreement"), the Company's Chief Financial Officer. Both agreements commenced on January 1, 1998 and will expire December 31, 2001. The Parker Agreement provides that in consideration for Mr. Parker's services, he was to be paid a salary of $155,000 in year 2000 and his salary was to be increased by $5,000 per year each year thereafter. Also on May 16, 2000, Mr. Parker was granted 340,440 common stock options. Options are to be granted each year thereafter at a rate of 100,000 shares annually. The Caulfield Agreement provides that in consideration for Mr. Caulfield's services, he was to be paid a salary of $60,000 in year 2000 and his salary was to be increased by $5,000 per year each year thereafter. Mr. Caulfield was granted on May 16, 2000, 160,000 common stock options. Options are to be granted each year thereafter at a rate of 50,000 shares annually. The exercise price under both employment agreements is $2.50 per share.

No compensation has been recorded under APB 25, for the shares received since the exercise price is not less than 85% of the market price on the date the options were granted. These options have been included in Note 13.


NOTE 20 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has had recurring net losses. These matters raise substantial doubt about the entity's ability to continue as a going concern. Management plans to do a public offering in the future and is seeking a merger or acquisition candidate. However, the Company's ability to continue as a going concern is contingent on the success of future operations and the potential for merging with or acquiring a company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 21 - OFF BALANCE SHEET RISK

Included in the Company's clearing agreement with its clearing broker-dealer, is an indemnification clause. This clause relates to instances where the Company's customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker-dealer to the extent of the net loss on the unsettled trade. At December 31, 2000, management of the Company had not been notified by the clearing broker-dealer, nor were they otherwise aware, of any potential losses relating to this indemnification.

NOTE 22 - SUBSEQUENT EVENT

On January 23, 2001, the Company issued 600 common shares, par value $0.0001, as a stock dividend to a shareholder.

NOTE 23 - RECLASSIFICATION

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the December 31, 2000 financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

NOTE 24 - SEGMENT AND RELATED INFORMATION

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segment" based on the way management disaggregates the company for making internal operating decisions. The Company believes that all of its material operations are part of the financial services industry and it currently reports a single industry segment.

                                  EXHIBIT INDEX


NUMBER               NAME
-------              --------------------------------------------
 16.1                Letter of Flavin, Jackson, Zirilli & Bouvier
 16.2                Letter of Hoyman, Dobson & Company, P.A.
 21.1                Subsidiaries of the Company
 23.1                Consent of Hoyman, Dobson & Company, P.A.