Form 10QSB
period 2001-03-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2001-05-21
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2001.

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

                                 25 FIFTH AVENUE
                           INDIALANTIC, FLORIDA 32903
                                 (321) 724-2303
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes        [X]        No        [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                     OUTSTANDING AS OF MAY 18, 2001
               -----                     ------------------------------
           Common Stock
    Par value $.0001 per share                     4,700,064


Transitional Small Business Disclosure Format   [ ]  Yes   No [X]

                         SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION..............................................................................         3

ITEM 1.  Financial Statements...............................................................................         3

         Consolidated Statements of Financial Condition.....................................................         3

         Consolidated Statements of Income (Loss) and Comprehensive Income for the Three months Ended
         March 31, 2001 and 2000............................................................................         4

         Consolidated Statement of Cash Flows for the Three months Ended March 31, 2001 and 2000............         5

         Notes to Financial Statements......................................................................         7

ITEM 2.  Management's Discussion and Analysis...............................................................         8

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................................................        10

ITEM 2. Changes in Securities and Use of Proceeds...........................................................        10

ITEM 3. Defaults Upon Senior Securities.....................................................................        10

ITEM 4. Submissions of Matters to a Vote of Security Holders................................................        10

ITEM 6. Exhibits and Reports on Form 8-K....................................................................        11


                           FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Comparison of Three months Ended March 31,
2001 and March 31, 2000" and "Liquidity and Capital Resources." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy, the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the Company's ability to property manage growth and successfully integrate acquired companies and operations, the Company's ability to compete with major established companies, and the Company's ability to attract and retain qualified personnel. A comprehensive summary of these and other risks can be found in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-29337).

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                        (Unaudited)
                                                                        ----------
                                                                         March 31,            December 31,
ASSETS                                                                      2001                  2000
                                                                        -----------           -----------
Cash and cash equivalents                                               $     8,794           $   226,150
Cash with clearing broker                                                    25,130                25,141
Investments available-for-sale                                               13,400                13,925
Commissions receivable                                                    1,038,147               508,990
Prepaid expenses                                                             36,569                46,780
Other receivables, net of $14,020 and $31,040 allowance for
   doubtful accounts at March 31, 2001 and
    December 31, 2000, respectively                                          13,783                17,855
Unbilled receivables                                                         31,258                    --
Due from related parties                                                     89,561                44,778
Secured demand notes                                                         40,000                40,000
Property and equipment at cost, less accumulated depreciation of $135,747 and $114,293 at March 31, 2001 and
   December 31, 2000, respectively                                          110,055               105,603
Deferred tax asset, net of valuation allowance of $423,756 and
   $412,933 at March 31, 2001 and December 31, 2000,
   respectively                                                                  --                    --
                                                                        -----------           -----------
TOTAL ASSETS                                                            $ 1,406,697             1,029,222
                                                                        ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                   $    53,547           $    77,025
Accrued commission expense                                                  678,725               380,634
Deferred income                                                              21,333                21,333
Capital lease payable                                                        20,485                12,055
Due to related party                                                            200                   200
                                                                        -----------           -----------
   Total liabilities
                                                                            774,290               491,247
                                                                        -----------           -----------

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                      40,000                40,000
                                                                        -----------           -----------
STOCKHOLDERS' EQUITY

Common stock, par value $0.0001 per share. Authorized
   10,000,000 shares, 4,702,548 issued and 4,700,064
   outstanding at March 31, 2001, 4,698,525 issued and
   4,691,224 outstanding at December 31, 2000                                   470                   470
Additional paid-in capital                                                2,898,910             2,898,910
Unearned stock compensation                                                (142,888)             (207,732)
Treasury stock, at cost                                                      (9,149)              (29,857)
Accumulated other comprehensive income                                        1,250                 1,775
Subscriptions receivable                                                    (10,250)              (10,250)
Accumulated deficit                                                      (2,145,936)           (2,155,341)
                                                                        -----------           -----------
     Total stockholders' equity                                             592,407               497,975
                                                                        -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,406,697           $ 1,029,222
                                                                        ===========           ===========

See accompanying notes to financial statements

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
    Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)


                                                                     For the Three Months Ended
                                                             -----------------------------------------
                                                               March 31, 2001        March 31, 2000
                                                                (Unaudited)            (Unaudited)
                                                             -------------------   -------------------
REVENUES
Commissions                                                      $ 1,744,518           $ 1,909,040
Interest and dividends                                                17,145                 6,324
Other                                                                 18,250                10,551
                                                                 -----------           -----------
                                                                   1,779,913             1,925,915
                                                                 -----------           -----------
EXPENSES
Commissions                                                        1,316,631             1,454,142
Occupancy                                                             28,938                29,634
Amortization of unearned stock
compensation/consultant expenses                                      64,844               102,998
Salaries and benefits                                                172,876               152,692
Recruiting expense                                                    30,618                28,698
Legal expense                                                         29,631                 2,149
Other operating expenses                                             126,970               159,714
                                                                 -----------           -----------
                                                                   1,770,508             1,930,027
                                                                 -----------           -----------


NET INCOME (LOSS) BEFORE INCOME TAXES                                  9,405                (4,112)

PROVISION FOR INCOME TAXES                                                --                    --
                                                                 -----------           -----------

NET INCOME (LOSS)                                                $     9,405           $    (4,112)
                                                                 ===========           ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         4,701,900             4,542,105
                                                                 ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND DILUTIVE
     POTENTIAL COMMON SHARES OUTSTANDING                           5,262,120             4,542,105
                                                                 ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE                                  $    0.0020           $   (0.0009)
                                                                 ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE                                $    0.0018           $   (0.0009)
                                                                 ===========           ===========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
NET INCOME (LOSS)                                                $     9,405           $    (4,112)

UNREALIZED LOSS ON SECURITIES:

   Loss arising during the quarter                                      (525)                   --
                                                                 -----------           -----------
OTHER COMPREHENSIVE LOSS                                                (525)                   --
                                                                 -----------           -----------
COMPREHENSIVE LOSS                                               $     8,880           $    (4,112)
                                                                 ===========           ===========

See accompanying notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                              For the Three Months Ended
                                                         ------------------------------------
                                                         March 31, 2001        March 31, 2000
                                                           (Unaudited)           (Unaudited)
                                                         --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                            $ 1,206,436           $ 1,719,340
   Cash paid to suppliers and employees                     (1,454,085)           (2,009,153)
   Interest received                                            17,145                 6,324
                                                           -----------           -----------
      Net cash used in operating activities                   (230,504)             (283,489)
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                          --                (8,850)
   Purchase of property and equipment                           (4,861)               (6,208)
                                                           -----------           -----------
      Net cash used in investing activities                     (4,861)              (15,058)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                       --               (44,813)
   Issuance of treasury stock                                   20,708                13,703
   Proceeds received from subscription receivable                   --                96,750
   Payments on capital lease obligation                         (2,699)                   --
                                                           -----------           -----------
       Net cash provided by financing activities                18,009                65,640
                                                           -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (217,356)             (232,907)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               226,150               408,948*
                                                           -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     8,794           $   176,041*
                                                           ===========           ===========


* Cash and cash equivalents at March 31, 2000 and January 1, 2000 have been revised to exclude cash with clearing broker consistent with the March 31, 2001 presentation.

See accompanying notes to financial statements

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows - Continued


                                                                        For the Three Months Ended
                                                                    -----------------------------------
                                                                     March 31, 2001      March 31, 2000
                                                                      (Unaudited)          (Unaudited)
                                                                    ---------------      --------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES

  Net income (loss)                                                     $   9,405           $  (4,112)

Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation                                                         11,538               7,892
      Amortization of unearned stock compensation expense                  64,844             102,998
      Decrease in cash with clearing broker                                    11                  --
      Increase in commissions receivable                                 (529,157)           (200,251)
      Decrease in other receivables                                         4,072                  --
      Increase in unbilled receivables                                    (31,258)                 --
      Decrease (increase) in prepaid expenses                              10,211             (11,757)
      Increase in due from related party                                  (44,783)            (40,450)
      Increase (decrease) in accounts payable and accrued
         expenses                                                         (21,948)             16,507
      Increase (decrease) in accrued commission expense                   296,561            (154,982)
      Increase in deferred income
                                                                               --                 666
                                                                        ---------           ---------
         Net cash used in operating activities                          $(230,504)          $(283,489)
                                                                        =========           =========


See accompanying notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 1 - GENERAL

The consolidated financial statements for the three months ended March 31, 2001 and March 31, 2000 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

NOTE 2 - DUE FROM/TO RELATED PARTIES

At March 31, 2001, the Company has a receivable of $39,533 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $19,233 at December 31, 2000. The Company paid an additional $100,300 for the related party's business expenses and $80,000 was repaid back to the Company during the quarter ended March 31, 2001. The related company is 100% owned by a shareholder who is also the majority stockholder of Summit Brokerage Services, Inc. This related company conducts educational and training seminars, which generate income from fees paid by the participants. The receivable is unwritten.

The Company, at March 31, 2001, has advances of $8,251 to an entity 100% owned by a shareholder who is also the Company's majority shareholder. These advances were for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. This related company owns an office building that the Company leases. No amounts have been repaid to the Company during the quarter. The balance outstanding is intended to be repaid to the Company.

At March 31, 2001 the Company has a note receivable of $25,669 from an officer of the Company. The note is unwritten and interest of $1,309 has been accrued on the note using the federal applicable rate at December 31, 2000.

During the quarter ended March 31, 2001, the Company paid $16,424 on behalf of an entity 100% owned by the Company's majority shareholder. The related entity repaid $316 to Summit Brokerage Services, Inc. during the quarter. The outstanding balance of $16,108 is intended to be repaid to the Company.

At March 31, 2001, the Company owed $200 to a related company for an advance for operating expenses. This amount is expected to be repaid during the current fiscal year.

NOTE 3 - UNBILLED RECEIVABLES

On October 1, 2000, the Company entered into a placement agent agreement with another entity. The agreement states the entity will reimburse Summit for all costs that it paid on behalf of the entity. During the period of January 1, 2001 to March 31, 2001, the Company incurred expenses of $31,258 on behalf of the entity. These amounts have not been billed and, as such, are included in the statement of financial position as unbilled receivables. The Company considers the unbilled receivables to be fully collectible; therefore, no allowance has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of the Company's financial condition and results of its operations for the three month periods ended March 31, 2001 and 2000, should be read in conjunction with the Company's financial statements and related notes included elsewhere herein

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

            Revenues. Revenues for the three months ended March 31, 2001 were $1,779,913, which is a decrease of $146,002, or 7.6%, from revenues of $1,925,915 for the three months ended March 31, 2000. This decrease was primarily a result of declines in the financial markets and public investing activities, which resulted in less sales commissions to the Company.

            The Company started a new insurance division in January 2001 as part of its continued efforts to offer new products and services to its clients. This division produced revenues of approximately $489,000 in the first quarter of 2001.

            Expenses. Expenses for the three months ended March 31, 2001 decreased by $159,519, or 9%, to $1,770,508 from $1,930,027 for the three months ended March 31, 2000. The decrease in expenses was largely attributable to the related direct costs of revenues, comprised primarily of commissions expenses (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $1,315,631 for the three months ended March 31, 2001, compared with $1,454,142 for the three months ended March 31, 2000.

            Net Income. Net income for the three months ended March 31, 2001 was $9,405, an increase of $13,517, or 329%, from a loss of ($4,112) during the three months ended March 31, 2000. Net income for the three months ended March 31, 2001 was 0.54% of revenues, compared to a net loss of (.21%) for the three months ended March 31, 2000. The Company's basic earnings per share were $0.002 for the three months ended March 31, 2001 compared to a per share loss of ($0.0009) for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities totaled $230,504 during the three months ended March 31, 2001, compared to net cash used of $283,489 for the three months ended March 31, 2000. The decrease in cash used by operating activities is due to the Company's growth and overall increase in revenue from its operations.

            Cash used in investing activities (capital expenditures) totaled $4,861 and $15,058 during the three months ended March 31, 2001 and 2000, respectively. During 2001 and 2000, capital expenditures were primarily comprised of the Company's investments in securities and replacement of office computer equipment.

            Net cash provided by financing activities totaled $18,009 and $65,640 during the three months ended March 31, 2001 and 2000 respectively. The 2001 period reflects proceeds from the issuance of treasury stock. The 2000 period reflects proceeds from the issuance of treasury stock and proceeds received from a subscription receivable from an earlier private placement offering.

            On March 31, 2000, the Company borrowed the principal amount of $40,000 pursuant to a secured subordinated demand note collateral agreement with Summit Group of Companies, Inc., a corporation wholly-owned by Richard Parker, the Company's Chairman, Chief Executive Officer and majority shareholder. The note is due on July 30, 2002, accrues interest at 12% per annum, and is payable upon maturity. This loan is available for purposes of the Company's compliance with the required computation of net capital under the NASD's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

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

(c)      Not applicable.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

NUMBER     NAME
------     ---------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation (1)
3.2        Amended and Restated Bylaws (2)
10.1       2000 Incentive Compensation Plan (3)
10.2       Stock Option Agreement between the Company and Richard Parker (1)
10.3       Stock Option Agreement between the Company and William R. Turner (1)
10.4       Stock Option Agreement between the Company and Mark F. Caulfield (1)
10.7       Employment Agreement between the Company and Richard Parker (2)
10.8       Employment Agreement between the Company and Mark F. Caulfield (2)
10.10      Secured Demand Note Collateral Agreement between the Company and
           Summit Group of Companies, Inc.*
10.11      Amendment to Secured Demand Note Collateral Agreement.*
21.1       Subsidiaries of the Company (4)
22.1       Proxy Statement pursuant to Schedule 14A, filed with the SEC on
           July 31, 2000 (3)
22.2       Information Statement pursuant to Schedule 14C, filed with the SEC on
           September 26, 2000 (1)


---------
* Filed herewith

(1)      Incorporated by reference to the Company's Information Statement on
         Schedule 14C, filed September 26, 2000, file no. 000-29337.
(2) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337
(3) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed April 2, 2001, file no. 000-29337.


(B)      REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUMMIT BROKERAGE SERVICES, INC.

Date:  May 18, 2001                        /s/ Richard Parker
                                           -------------------------------------
                                           Richard Parker,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

                                  EXHIBIT INDEX


NUMBER   NAME
------   -----------------------------------------------------------------------
10.10    Secured Demand Note Collateral Agreement between the Company and Summit
         Group of Companies, Inc.

10.11    Amendment to Secured Demand Note Collateral Agreement