Form 10QSB
period 2001-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2001-08-20
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

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

                    Yes    [ X ]        No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS                   OUTSTANDING AS OF AUGUST 9, 2001
                      -----                   --------------------------------
                  Common Stock
           Par value $.0001 per share                    4,700,064


Transitional Small Business Disclosure Format  [  ]  Yes   No  [X]

                        SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION:
     Item 1. Financial Statements
         Consolidated Statements of Financial Condition at June 30, 2001                                         3
         Consolidated Statements of Income (Loss) for the Six and Three
               Months Ended June 30, 2001 and 2000                                                               4
         Consolidated Statements of Cash Flows for the Six months Ended
                  June 30, 2001 and 2000                                                                         6
         Notes to Financial Statements                                                                           8
       Item 2. Management's Discussion and Analysis                                                             10
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                  12
     Item 2. Changes in Securities and Use of Proceeds                                                          12
     Item 3. Defaults Upon Senior Securities                                                                    13
     Item 4. Submissions of Matters to a Vote of Security Holders                                               13
     Item 5. Other Information                                                                                  13
     Item 6. Exhibits and Reports on Form 8-K                                                                   14
SIGNATURES

                           FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Comparison of Three months Ended June 30, 2001 and June 30, 2000," below. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis, the Company's ability to property manage growth and successfully integrate acquired companies and operations, the Company's ability to compete with major established companies, the Company's ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission (the "SEC").

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

------------------------------------------------------------------------------------------
                                                                             June 30, 2001
ASSETS                                                                        (Unaudited)
                                                                             -------------
   Cash and cash equivalents                                                  $    89,762
   Cash with clearing broker                                                       25,100
   Investments available-for-sale                                                  13,061
   Commissions receivable                                                         949,225
   Prepaid expenses                                                                27,171
   Other receivables, net of $14,020 allowance for doubtful accounts at
      June 30, 2001                                                                46,613
   Due from related parties                                                        78,316
   Secured demand notes                                                            40,000
   Property and equipment at cost, less accumulated depreciation of
      $145,792 at June 30, 2001                                                   100,010
   Deferred tax asset, net of valuation allowance of $443,246
      at June 30, 2001                                                                 --
                                                                              -----------
TOTAL ASSETS                                                                  $ 1,369,258
                                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                                      $    22,784
   Accrued commission expense                                                     659,515
   Deferred income                                                                 38,333
   Capital lease payable                                                           19,308
   Due to related party                                                               200
                                                                              -----------
         Total liabilities                                                        740,140
                                                                              -----------
LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                            40,000
                                                                              -----------
STOCKHOLDERS' EQUITY
   Common stock, par value $0.0001 per share. Authorized
      10,000,000 shares, 4,702,548 issued and 4,700,064 outstanding
      at June 30, 2001                                                                470
   Preferred stock, 12% cumulative convertible, par value $0.0001 per share.  Authorized 5000,000 shares, 100,000 issued and
     outstanding at June 30, 2001. (For conversion factor see Note 3)                  10
   Additional paid-in capital                                                   2,994,148
   Unearned stock compensation                                                    (84,864)
   Treasury stock, at cost; 2,484 shares at June 30, 2001                          (4,397)
   Accumulated other comprehensive income                                             910
   Subscriptions receivable                                                       (10,250)
   Accumulated deficit                                                         (2,306,909)
                                                                              -----------
      Total stockholders' equity                                                  589,118
                                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 1,369,258

See accompanying notes to financial statements

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

-------------------------------------------------------------------------------------------------
                                                                     For the Six Months Ended
                                                                ----------------------------------
                                                                June 30, 2001        June 30, 2000
                                                                 (Unaudited)           (Unaudited)
                                                                 -----------         -------------
REVENUES
   Commissions                                                   $ 3,523,300           $4,370,720
   Interest and dividends                                             29,752               16,991
   Other                                                              21,801               13,721
                                                                 -----------           ----------
                                                                   3,574,853            4,401,432
                                                                 -----------           ----------
EXPENSES
   Commissions                                                     2,811,296            3,400,225
   Occupancy                                                          57,876               59,362
   Amortization of unearned stock compensation/
        consultant expenses                                          122,868              205,996
   Salaries and benefits                                             402,392              325,781
   Recruiting expense                                                 60,618               72,810
   Legal expense                                                      42,817               12,052
   Other operating expenses                                          228,554              291,981
                                                                 -----------           ----------
                                                                   3,726,421            4,368,207
                                                                 -----------           ----------

NET INCOME (LOSS) BEFORE INCOME TAXES                               (151,568)              33,225

PROVISION FOR INCOME TAXES                                                --                   --
                                                                 -----------           ----------

NET INCOME (LOSS)                                                $  (151,568)          $   33,225
                                                                 ===========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         4,702,548            4,535,384
                                                                 ===========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND DILUTIVE
    POTENTIAL COMMON SHARES OUTSTANDING                            4,702,548            4,592,543
                                                                 ===========           ==========

BASIC EARNINGS (LOSS) PER SHARE                                  $   (0.0322)          $   0.0073
                                                                 ===========           ==========

DILUTED EARNINGS (LOSS) PER SHARE                                $   (0.0322)          $   0.0072
                                                                 ===========           ==========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
NET INCOME (LOSS)                                                $  (151,568)          $   33,225
UNREALIZED LOSS ON SECURITIES:

   Loss arising during the period                                       (865)                  --
                                                                 -----------           ----------
OTHER COMPREHENSIVE LOSS                                                (865)                  --
                                                                 -----------           ----------
COMPREHENSIVE INCOME (LOSS)                                      $  (152,433)          $   33,225
                                                                 ===========           ==========

See accompanying notes to financial statements

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

--------------------------------------------------------------------------------------------------
                                                                    For the Three Months Ended
                                                                ----------------------------------
                                                                June 30, 2001       June 30, 2000
                                                                 (Unaudited)          (Unaudited)
                                                                --------------      --------------
REVENUES
   Commissions                                                   $ 1,778,782           $2,461,680
   Interest and dividends                                             12,607               10,667
   Other                                                               3,551                3,170
                                                                 -----------           ----------
                                                                   1,794,940            2,475,517
                                                                 -----------           ----------
EXPENSES
   Commissions                                                     1,494,665            1,946,083
   Occupancy                                                          28,938               29,728
   Amortization of unearned stock compensation/
        consultant expenses                                           58,024              102,998
   Salaries and benefits                                             229,516              173,089
   Recruiting expense                                                 30,000               44,112
   Legal expense                                                      13,186                9,903
   Other operating expenses                                          101,584              132,267
                                                                 -----------           ----------
                                                                   1,955,913            2,438,180
                                                                 -----------           ----------
NET INCOME (LOSS) BEFORE INCOME TAXES                               (160,973)              37,337
PROVISION FOR INCOME TAXES                                                --                   --
                                                                 -----------           ----------
NET INCOME (LOSS)                                                $  (160,973)          $   37,337
                                                                 ===========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         4,702,548            4,535,384
                                                                 ===========           ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND DILUTIVE
    POTENTIAL COMMON SHARES OUTSTANDING                            4,702,548            4,592,543
                                                                 ===========           ==========

BASIC EARNINGS (LOSS) PER SHARE                                  $   (0.0342)          $   0.0082
                                                                 ===========           ==========

DILUTED EARNINGS (LOSS) PER SHARE                                $   (0.0342)          $   0.0081
                                                                 ===========           ==========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
NET INCOME (LOSS)                                                $  (160,973)          $   37,337
UNREALIZED LOSS ON SECURITIES:
   Loss arising during the period                                       (340)                  --
                                                                 -----------           ----------
OTHER COMPREHENSIVE LOSS                                                (340)                  --
                                                                 -----------           ----------
COMPREHENSIVE INCOME (LOSS)                                      $  (161,313)          $   37,337

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------
                                                                For the Six Months Ended
                                                          ------------------------------------
                                                          June 30, 2001         June 30, 2000
                                                           (Unaudited)           (Unaudited)
                                                          -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                            $ 3,093,149           $ 4,104,472
   Cash paid to suppliers and employees                     (3,371,260)           (4,262,328)
   Interest received                                            29,752                16,991
                                                           -----------           -----------
      Net cash used in operating activities                   (248,359)             (140,865)
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                          --               (14,825)
   Purchase of property and equipment                           (4,861)              (10,753)
                                                           -----------           -----------
      Net cash used in investing activities                     (4,861)              (25,578)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of preferred stock                                  95,248                   --
   Purchase of treasury stock                                       --               (65,331)
   Issuance of treasury stock                                   25,460                13,703
   Proceeds received from subscription receivable                   --                96,750
   Payments on capital lease obligations                        (3,876)               (6,248)
                                                           -----------           -----------
       Net cash provided by financing activities               116,832                38,874
                                                           -----------           -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                     (136,388)             (127,569)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               226,150               408,957*
                                                           -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    89,762           $   281,388*
                                                            ==========           -==========


* Cash and cash equivalents at June 30, 2000 and January 1, 2000 have been revised to exclude cash with clearing broker consistent with the June 30, 2001 presentation.



See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued

----------------------------------------------------------------------------------------------------------
                                                                            For the Six Months Ended
                                                                       -----------------------------------
                                                                       June 30, 2001      June 30, 2000
                                                                        (Unaudited)         (Unaudited)
                                                                       -------------      ---------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH USED IN OPERATING ACTIVITIES

  Net income (loss)                                                     $(151,568)          $  33,225

Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation                                                         21,582              15,612
      Amortization of unearned stock compensation expense                 122,868             205,996
      Increase in cash with clearing broker                                    41                  --
      Increase in commissions receivable                                 (440,235)           (279,969)
      Increase in other receivables                                       (28,758)                 --
      Decrease in prepaid expenses                                         19,609               3,810
      Increase in due from related party                                  (33,538)            (64,458)
     Increase (decrease) in accounts payable and
        accrued expenses                                                  (54,241)             24,586
      Increase (decrease) in accrued commission expense                   278,881             (75,697)
      Increase (decrease) in deferred income                               17,000              (3,970)
                                                                        ---------           ---------
         Net cash used in operating activities                          $(248,359)          $(140,865)
                                                                        =========           =========


See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

The consolidated financial statements for the three months and six months ended June 30, 2001 and June 30, 2000 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. The financial information included herein was taken from the books and records of the Company and is unaudited.

NOTE 2 - DUE FROM/TO RELATED PARTIES

At June 30, 2001, the Company has a receivable of $42,033 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $39,533 at March 31, 2001. The Company paid an additional $48,000 for the related party's business expenses and $45,500 was repaid back to the Company during the quarter ended June 30, 2001. The related company is 100% owned by a shareholder who is also the majority stockholder of Summit Brokerage Services, Inc. This related company conducts educational and training seminars, which generate income from fees paid by the participants. The receivable is unwritten.

The Company, at June 30, 2001, has advances of $24,251 to an entity 100% owned by a shareholder who is also the Company's majority shareholder. These advances were for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. This related company owns an office building that the Company leases. No amounts have been repaid to the Company during the quarter ended June 30, 2001. The balance outstanding is intended to be repaid to the Company.

At March 31, 2001, the Company had a note receivable of $25,669 from an officer of the Company. The full amount of the note was repaid during the quarter ending June 30, 2001.

At March 31, 2001, the Company had a $16,108 receivable from an entity 100% owned by the Company's majority shareholder. During the quarter ended June 30, 2001, the Company paid $15,924 on behalf of this related entity. The entity repaid $20,000 to Summit Brokerage Services, Inc. during the quarter ended June 30, 2001. The outstanding balance of $12,032 is intended to be repaid to the Company.

At June 30, 2001, the Company owed $200 to a related company for an advance for operating expenses. This amount is expected to be repaid during the current fiscal year.

NOTE 3 - STOCKHOLDERS' EQUITY

The additional paid in capital increased by $99,990 due to the sale of 100,000 shares of Series A 12% Convertible Preferred Stock during the quarter ended June 30, 2001 for $1.00 per share.

The 100,000 shares of outstanding preferred stock as of June 30, 2001 are convertible into shares of common stock. The number of shares of common stock to be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator which shall be an amount equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, by (ii) a denominator which shall be the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less that the subscription price. All such preferred stock is nonvoting stock.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, and no more, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date.

NOTE 4 - SUBSEQUENT EVENT

On August 8, 2001, the number of authorized shares of common stock was increased from 10,000,000 to 20,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of its operations for the three and six month periods ended June 30, 2001 and 2000, should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Revenues. Revenues for the three months ended June 30, 2001 were $1,794,940, reflecting a decrease of $680,577 (or 28%) from $2,475,517 for the three months ended June 30, 2000. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

         Expenses. Expenses for the three months ended June 30, 2001 decreased by $482,267 (or 20%) to $1,955,913 from $2,438,180 for the three months ended
June 30, 2000. The reduction in expenses was largely attributable to the related direct costs of revenues-commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $1,494,665 for the three months ended June 30, 2001 compared with $1,946,083 for the three months ended June 30, 2000.

         Net Income. Net loss for the three months ended June 30, 2001 was ($160,973), reflecting a decrease of $198,310 or (531%) from net income of $37,337 during the three months ended June 30, 2000. Net loss for the three months ended June 30, 2001 was -8.97% of revenues, compared to a net income of 1.51% for the three months ended June 30, 2000. The Company's basic loss per share was ($0.0342) for the three months ended June 30, 2001, compared to per share earnings of $0.0082 for the three months ended June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Revenues. Revenues for the six months ended June 30, 2001 were $3,574,853, reflecting a decrease of $826,579 (or 19%) from $4,401,432 for the six months ended June 30, 2000. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

         Expenses. Expenses for the six months ended June 30, 2001 decreased by $641,786 (or 15%) to $3,726,421 from $4,368,207 for the six months ended June
30, 2000. The reduction in expenses was largely attributable to the related direct costs of revenues - commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $2,811,296 for the six months ended June 30, 2001 compared with $3,400,225 for the six months ended June 30, 2000.

         Net Income. Net loss for the six months ended June 30, 2001 was ($151,568), reflecting a decrease of $184,793 or (556%) from net income of $33,225 during the six months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was -4.24% of revenues, compared to a net income of 0.75% for the six months ended June 30, 2000. The Company's basic loss per share was ($0.0322) for the six months ended June 30, 2001, compared to per share earnings of $0.0073 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $248,359 during the six months ended June 30, 2001, compared to net cash used of $140,865 for the six months ended June 30, 2000. The increase in cash used by operating activities is due to the Company's net loss of $198,310 for the three months ended June 30, 2001.

         Cash used in investing activities (capital expenditures) totaled $4,861 and $25,578 during the three months ended June 30, 2001 and 2000, respectively. Capital expenditures were primarily comprised of the Company's investments in securities and replacement of office computer equipment.

         Net cash provided by financing activities totaled $116,832 and $38,874 during the three months ended June 30, 2001 and 2000, respectively. During 2001, financing activities consisted primarily of the private offering and sale of 100,000 shares of Series A 12% Convertible Preferred Stock at $1.00 per share, for aggregate proceeds of $100,000. See Item 2 (b) "Series A 12% Convertible Preferred Stock" for a detailed description.

         On June 30, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by the Company's majority shareholder. The note is due on July 30, 2002 and accrues interest at 12% per annum. The subordinated borrowing in the amount of $40,000 is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

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

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings or litigation, and the Company is not aware of any pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b) Series A 12% Convertible Preferred Stock. The Company's Board of Directors is authorized under the Company's Articles of Incorporation to designate from the Company's 10,000,000 authorized shares of "blank check" preferred stock, one or more series of preferred stock with such rights, qualifications, preferences, limitations and powers as designated by the Board of Directors. By written consent dated effective May 24, 2001, the Board of Directors approved the designation of 5,000,000 shares of preferred stock as Series A 12% Convertible Preferred Stock (the "Series A Preferred Stock"). The designation of the Series A Preferred Stock and the relative rights, qualifications, preferences, limitations and powers of the Series A Preferred Stock were filed with the Secretary of State of the State of Florida on June 27, 2001 in the form of Amended and Restated Articles of Incorporation, a copy of which is filed as an Exhibit to this Report. Following is a brief overview of the terms of the Series A Preferred Stock, which is qualified by its entirety by the more complete description of the rights, preferences, qualifications, limitations and powers of the Series A Preferred Stock contained in the Company's Amended and Restated Articles of Incorporation included in this Report as an Exhibit.

         The Series A Preferred Stock is non-voting stock, except as required under Florida law. The holders of Series A Preferred Stock are entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum. Generally, dividends shall be payable in arrears, when and as declared by the Board of Directors, on June 30, June 30, September 30 and December 31 of each year, provided that the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date of the holder's Series A Preferred Stock. The dividends are cumulative.

         The holders of Series A Preferred Stock have a liquidation preference upon the liquidation, dissolution or winding up of the Company. The liquidation preference is a dollar amount calculated pursuant to a formula set forth in the Amended and Restated Articles of Incorporation. The Series A Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and the liquidation preference. Thus, if there are insufficient funds to pay dividends, if any, declared on both the Series A Preferred Stock and Common Stock, or if there insufficient funds to distribute (after payment to the Company's creditors) to both the holders of Series A Preferred Stock and Common Stock in the event of a liquidation, the holders of Series A Preferred Stock would be paid first and any remaining funds available would be distributed to holders of Common Stock, on a pro rata basis.

         The Series A Preferred Stock is convertible into Common Stock at any time, pursuant to a formula set forth in the Amended and Restated Articles of Incorporation. The outstanding Series A Preferred Stock is automatically converted upon a sale of all or substantially all of the capital stock or assets of the Company.

         From time to time after August 1, 2002, and to the extent permitted by law, the Company, at its option, may redeem all or a portion of the Series A Preferred Stock at the liquidation price plus accrued and unpaid dividends.

         On June 1, 2001, the Company commenced a private offering of up to 4,000,000 shares of its Series A Preferred Stock at $1.00 per share. In respect of that private offering, as of August 9, 2001, the Company had issued or is committed to issue 125,000 shares of Series A Preferred Stock to accredited investors. All 125,000 shares were sold at $1.00 per share, for aggregate proceeds to the Company of $125,000. The shares were sold and issued in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         Common Stock. At the annual shareholders' meeting held on August 4, 2001, shareholders holding a majority of the issued and outstanding Common Stock approved the increase in the number of shares of Common Stock that the Company is authorized to issue from 10,000,000 shares to 20,000,000 shares. On August 8,2001, the Company filed with the Secretary of State of the State of Florida an Amendment to its Amended and Restated Articles of Incorporation increasing the number of authorized shares of Common Stock to 20,000,000 shares, with the same par value of $.0001 per share. A copy of such Amendment is filed as an Exhibit to this Report. Of that amount, 4,700,064 shares of Common Stock are outstanding as of August 9, 2001.

         The holders of Common Stock are entitled to one vote per share for the election of directors and with respect to all other matters submitted to a vote of shareholders. Shares of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such shares voting for the election of directors can elect 100% of the directors. Current holders of a majority of the issued and outstanding Common Stock are in the position to effectively control the affairs of the Company.

         Upon any liquidation, dissolution or winding-up of the Company, the assets of the Company, after the payment of Company debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class or series of preferred stock which may then be outstanding, if at all, will be distributed pro-rata to the holders of the Common Stock. The Common Stock has no preemptive or conversion rights or other subscription rights.

         Holders of the Company's Common Stock are entitled to receive such dividends as the Board of Directors may from time to time declare to be paid in accordance with Florida law. The Company as never paid cash dividends. The Company seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that it will pay dividends on the Common Stock in the foreseeable future.

         The Company may issue additional shares of its Common Stock in the future for such valid corporate purposes, as management may determine, in its sole discretion, which could then cause dilution to the Company's then holders of Common Stock.

         As described above, the Board of Directors designated 5,000,000 shares of the authorized preferred stock as "Series A 12% Convertible Preferred Stock." Of the remaining 5,000,000 shares of authorized preferred stock undesignated as to class or series, the Board of Directors may, without shareholder approval, issue preferred stock that is on a parity with or junior to the Series A Preferred Stock, with dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other rights and preferences, which rights and preferences could adversely affect the holders of Common Stock. Further, if any outstanding preferred stock (such as the Series A Preferred Stock, for example) is retired, it will be retired back to the pool of authorized "blank check" preferred stock, subject to re-designation by the Board of Directors as any new series or class of preferred stock. For a more detailed discussion of the terms of the Series A Preferred Stock, see the above discussion under this Item 2 entitled "Series A 12% Convertible Preferred Stock."

(c)      Not applicable.

(d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

NUMBER              NAME
---------------     --------------------------------------------------------------------------------------------------------------
3.1                 Amended and Restated Articles of Incorporation*
3.1.1               Amendment to Amended and Restated Articles of Incorporation*
3.2                 Amended and Restated Bylaws*
10.1                2000 Incentive Compensation Plan(1)
10.2                Stock Option Agreement between the Company and Richard Parker(2)
10.3                Stock Option Agreement between the Company and William R. Turner(2)
10.4                Stock Option Agreement between the Company and Mark F. Caulfield(2)
10.7                Employment Agreement between the Company and Richard Parker(3)
10.8                Employment Agreement between the Company and Mark F. Caulfield(3)
10.9                Employment Agreement between William R. Turner, and Addendum thereto(3)
10.10               Secured  Demand Note  Collateral  Agreement  between the Company and Summit Group of Companies, Inc.(4)
10.11               Amendment to Secured Demand Note Collateral Agreement(4)
21.1                Subsidiaries of the Company(5)
22.1                Proxy Statement pursuant to Schedule 14A, filed with the SEC on July 31, 2000(1)
22.2                Information Statement pursuant to Schedule 14C, filed with the SEC on September 26, 2000(2)

 *       Filed herewith
(1) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(2)      Incorporated by reference to the Company's Information Statement on
         Schedule 14C, filed September 26, 2000, file no. 000-29337.
(3) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337
(4) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2001 on Form 10-QSB filed May 21, 2001.
(5) Incorporated by reference to the Company's Registration Statement on Form 10SB, filed February 4, 2000, file no. 000-29337.

(B)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

                         SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUMMIT BROKERAGE SERVICES, INC.

Date:  August 13, 2001                    /s/ Richard Parker
                                          -------------------------------------
                                          Chairman and Chief Executive
                                          Officer (Principal Executive Officer)

                                  EXHIBIT INDEX



NUMBER              NAME
---------------     ------------------------------------------------------------
3.1                 Amended and Restated Articles of Incorporation
3.1.1               Amendment to Amended and Restated Articles of Incorporation
3.2                 Amended and Restated Bylaws