Form 10-Q
period 2001-09-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2001-11-14
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from            to
                                        ----------    ----------

                           Commission File No: 0-29337

                         SUMMIT BROKERAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      59-3041826
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

                           Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AS OF NOVEMBER 12, 2001
          -----                              -----------------------------------
       Common Stock
Par value $.0001 per share                                4,700,064

Transitional Small Business Disclosure Format [ ] Yes [X] No

                         SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION:
     Item 1. Financial Statements
         Condensed Consolidated Statements of Financial Condition at September 30, 2001                          3
         Condensed Consolidated Statements of Income (Loss) for the Nine and Three
               Months Ended September 30, 2001 and 2000                                                          4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2001 and 2000                                                                    6
         Notes to Financial Statements                                                                           8
       Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations
                                                                                                                10
PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                  12
     Item 2. Changes in Securities and Use of Proceeds                                                          12
     Item 3. Defaults Upon Senior Securities                                                                    12
     Item 4. Submissions of Matters to a Vote of Security Holders                                               12
     Item 5. Other Information                                                                                  13
     Item 6. Exhibits and Reports on Form 8-K                                                                   13
SIGNATURES

                           FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the Company's ability to compete with major established companies; the Company's ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks which may be described from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC").

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         SEPTEMBER 30, 2001 (UNAUDITED)

ASSETS
  Cash and cash equivalents                                                                                 $    94,679
  Cash with clearing broker                                                                                      25,079
  Investments available-for-sale                                                                                 13,060
  Commissions receivable                                                                                        622,205
  Prepaid expenses                                                                                               18,992
  Other receivables, net of allowance for doubtful accounts of $14,040                                           61,962
  Due from related parties                                                                                       42,491
  Secured demand notes                                                                                           40,000
  Property and equipment at cost, less accumulated depreciation of $155,834                                     179,206
                                                                                                            -----------

                                                                                TOTAL ASSETS                $ 1,097,674
                                                                                                            ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                                                     $    13,543
  Accrued commission expense                                                                                    416,674
  Deferred income                                                                                                64,600
  Capital lease payable                                                                                          15,080
                                                                                                            -----------
                                                                           TOTAL LIABILITIES                $   509,897

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                                     $    40,000

STOCKHOLDERS' EQUITY
  Preferred stock, 12% cumulative convertible; par value $0.0001 per share; authorized 5,000,000 shares; 125,000 issued and outstanding
    (liquidation preference of $125,000)                                                                             13
  Common stock, par value $0.0001 per share; authorized 20,000,000
    shares; 4,702,548 issued and 4,700,064 outstanding                                                              470
  Additional paid-in capital                                                                                  3,019,145
  Unearned stock compensation                                                                                   (28,790)
  Treasury stock, at cost                                                                                        (4,397)
  Accumulated other comprehensive income                                                                            910
  Subscriptions receivable                                                                                      (10,250)
  Accumulated deficit                                                                                        (2,429,324)
                                                                                                            -----------

                                                                  TOTAL STOCKHOLDERS' EQUITY                    547,777
                                                                                                            -----------

                                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,097,674
                                                                                                            ===========

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                        (UNAUDITED)         (Unaudited)
REVENUES
  Commissions                                                                           $ 5,478,862         $ 5,845,759
  Interest and dividends                                                                     43,238              27,724
  Other                                                                                      29,650              62,274
                                                                                        -----------         -----------
                                                                                          5,551,750           5,935,757

EXPENSES
  Commissions                                                                             4,466,706           4,688,274
  Occupancy                                                                                  86,814              86,814
  Amortization of unearned stock compensation / consultant expenses                         178,942             309,874
  Salaries and benefits                                                                     565,519             503,099
  Recruiting expense                                                                         91,135             110,346
  Legal expense                                                                              43,613              85,677
  Other operating expenses                                                                  393,004             476,018
                                                                                        -----------         -----------
                                                                                          5,825,733           6,260,102
                                                                                        -----------         -----------

                                            NET LOSS BEFORE INCOME TAXES                   (273,983)           (324,345)

PROVISION FOR INCOME TAXES                                                                       --                  --
                                                                                        -----------         -----------

                                                                NET LOSS                $  (273,983)        $  (324,345)
                                                                                        ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                4,702,548           4,533,133
                                                                                        ===========         ===========

BASIC AND DILUTED LOSS PER SHARE                                                        $     (0.06)        $     (0.07)
                                                                                        ===========         ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Net loss                                                                              $  (273,983)        $  (324,345)

UNREALIZED LOSS ON SECURITIES
  Loss arising during the period
                                                                                               (865)                 --
                                                                                        -----------         -----------

                   OTHER COMPREHENSIVE LOSS
                                                                                               (865)                 --
                                                                                        -----------         -----------

                                                      COMPREHENSIVE LOSS                $  (274,848)        $  (324,345)
                                                                                        ===========         ===========

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                        (UNAUDITED)         (Unaudited)
REVENUES
   Commissions                                                                          $ 1,955,562         $ 1,475,039
   Interest and dividends                                                                    13,486              10,733
   Other                                                                                      7,849              48,553
                                                                                        -----------         -----------
                                                                                          1,976,897           1,534,325

EXPENSES
  Commissions                                                                             1,655,410           1,288,049
  Occupancy                                                                                  28,938              27,452
  Amortization of unearned stock compensation / consultant expenses                          56,074             103,878
  Salaries and benefits                                                                     163,127             177,318
  Recruiting expense                                                                         30,517              37,536
  Legal expense                                                                                 796              73,625
  Other operating expenses                                                                  164,450             184,037
                                                                                        -----------         -----------
                                                                                          2,099,312           1,891,895
                                                                                        -----------         -----------

                                            NET LOSS BEFORE INCOME TAXES                   (122,415)           (357,570)

PROVISION FOR INCOME TAXES                                                                       --                  --
                                                                                        -----------         -----------

                                                                NET LOSS                $  (122,415)        $  (357,570)
                                                                                        ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                4,702,548           4,533,133
                                                                                        ===========         ===========

BASIC AND DILUTED LOSS PER SHARE                                                        $     (0.03)        $     (0.08)
                                                                                        ===========         ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX                                                    $  (122,415)        $  (357,570)

UNREALIZED LOSS ON SECURITIES
  Loss arising during the quarter                                                                --                  --
                                                                                        -----------         -----------

                                                OTHER COMPREHENSIVE LOSS                         --                  --
                                                                                        -----------         -----------

                                                      COMPREHENSIVE LOSS                $  (122,415)        $  (357,570)
                                                                                        ===========         ===========

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                        (UNAUDITED)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers                                                            $ 5,365,647         $ 5,405,644
Cash paid to suppliers and employees                                                     (5,583,858)         (5,787,490)
Interest received                                                                            43,238              27,724
                                                                                        -----------         -----------

                                   NET CASH USED IN OPERATING ACTIVITIES                   (174,973)           (354,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                                          --             (14,825)
Purchase of property and equipment                                                          (94,150)            (14,845)
                                                                                        -----------         -----------

                                   NET CASH USED IN INVESTING ACTIVITIES                    (94,150)            (29,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                                   120,248                  --
Purchase of treasury stock                                                                       --             (85,651)
Issuance of treasury stock                                                                   25,460              27,540
Proceeds received from subscription receivable                                                   --              96,750
Payments on capital lease obligation                                                         (8,056)             (6,248)
                                                                                        -----------         -----------

                               NET CASH PROVIDED BY FINANCING ACTIVITIES                    137,652              32,391
                                                                                        -----------         -----------


                               NET DECREASE IN CASH AND CASH EQUIVALENTS                   (131,471)           (351,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            226,150             434,089
                                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    94,679         $    82,688
                                                                                        ===========         ===========

* Cash and cash equivalents at March 31, 2000 and January 1, 2000 have been revised to exclude cash with clearing broker consistent with the March 31, 2001 presentation.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                        (UNAUDITED)         (Unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES
       Net loss                                                                         $  (273,983)        $  (324,345)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation                                                                   23,677
                                                                                                                 31,628
              Amortization of unearned stock compensation expense                           178,942             309,874
              Change in:
                  Cash with clearing broker                                                      --
                                                                                                                     62
                  Commissions receivable                                                   (113,215)           (488,724)
                  Other receivables                                                         (17,000)
                                                                                                                (44,107)
                  Prepaid expenses                                                          (20,917)
                                                                                                                 27,788
                  Due from related party                                                    (70,140)
                                                                                                                  2,287
                  Accounts payable and accrued expenses                                      99,792
                                                                                                                (63,482)
                  Accrued commission expense                                                 86,588
                                                                                                                 36,040
                  Due to related party                                                       43,740
                                                                                                                   (200)
                  Deferred income                                                             3,333
                                                                                                                 43,267
                                                                                        -----------         -----------

                                   NET CASH USED IN OPERATING ACTIVITIES                $  (174,973)        $  (354,122)
                                                                                        ===========         ===========

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001

NOTE 1 -  GENERAL

         The condensed consolidated financial statements for the nine month and three month periods ended September 30, 2001 and September 30, 2000 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the nine and the three month periods ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

NOTE 2 -  DUE FROM/TO RELATED PARTIES

         At September 30, 2001, the Company has advances receivable of $39,533 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $42,033 at June 30, 2001. During the quarter ended September 30, 2001, $2,500 was repaid to the Company. The related company is 100% owned by a shareholder who is also the majority shareholder of Summit Brokerage Services, Inc.

         At September 30, 2001, the Company has advances of $23,451 receivable from an entity 100% owned by a shareholder, who is also the Company's majority shareholder. These advances were for occupancy related (i.e., property taxes) expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. This related company owns an office building that the Company leases.

         At June 30, 2001, the Company had $12,032 receivable from an entity 100% owned by the Company's majority shareholder. During the quarter ended September 30, 2001, the Company paid $20,921 on behalf this related entity. The related entity paid $54,546 to Summit Brokerage Services, Inc. during the quarter ended September 30, 2001. The outstanding balance due to the related entity at September 30, 2001, of $21,593, is intended to be repaid by the Company. This related company conducts educational and training seminars, which generate income from fees paid by the participants.

NOTE 3 -  BILLED RECEIVABLES

         On October 1, 2000, the Company entered into a placement agent agreement with another entity. The agreement states the entity will reimburse the Company for all costs that it paid on behalf of the entity. During the period of January 1, 2001 to September 30, 2001, the Company incurred expenses of $31,258 on behalf of the entity. These amounts have been billed and, as such, are included in the statement of financial position as other receivables. The Company considers these receivables to be fully collectible; therefore, no allowance has been recorded.

NOTE 4 -  STOCKHOLDERS' EQUITY

         Additional paid-in capital increased by $124,990 due to the sale of 125,000 shares of Series A 12% Convertible Preferred Stock during the nine-month period ended September 30, 2001 for $1.00 per share.

         The 125,000 shares of outstanding preferred stock as of September 30, 2001 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock.

         The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of September 30, 2001 amounted to $4,578.

         In the event of any liquidation, dissolution or winding up of the Company's affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares ("Parity Shares"), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled.

         At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder's preferred shares at the subscription price ($1.00 per share) together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, or in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

         On August 8, 2001, the number of authorized shares of common stock was increased from 10,000,000 to 20,000,000 shares. In addition, in August 2001, the Company issued to employees, officers, representatives and directors 243,016 options to purchase the Company's common stock for $1.00 per share. The options have ten-year terms and vest over four years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of its operations for the three and nine month periods ended September 30, 2001 and 2000, should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Revenues. Revenues for the three months ended September 30, 2001 were $1,976,897, reflecting an increase of $442,572 (or 29%) from $1,534,325 for the three months ended September 30, 2000. This increase was largely due to higher revenues received from the Company's new Insurance Division, which began operating in January 2001.

         Expenses. Expenses for the three months ended September 30, 2001 increased by $207,417 (or 11%) to $2,099,312 from $1,891,895 for the three months ended September 30, 2000. The increase in expenses was largely attributable to the related direct costs of revenues-commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $1,665,410 for the three months ended September 30, 2001, compared to $1,288,049 for the three months ended September 30, 2000.

         Net Income. Net loss for the three months ended September 30, 2001 was $122,415, reflecting a decrease of $235,155 or (66%) from a net loss of $357,570 during the three months ended September 30, 2000. Net loss for the three months ended September 30, 2001 was 6.2% of revenues, compared to 23.3% of revenues for the three months ended September 30, 2000. The Company's basic and diluted loss per share was $0.03 for the three months ended September 30, 2001, compared to $0.08 for the three months ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Revenues. Revenues for the nine months ended September 30, 2001 were $5,551,750, reflecting a decrease of $384,007 (or 6%) from $5,935,757 for the nine months ended September 30, 2000. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

         Expenses. Expenses for the nine months ended September 30, 2001 decreased by $434,369 (or 7%) to $5,825,733 from $6,260,102 for the nine months ended September 30, 2000. The reduction in expenses was largely attributable to the related direct costs of revenues - commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $4,466,706 for the nine months ended September 30, 2001, compared to $4,688,274 for the nine months ended September 30, 2000.

         Net Income. Net loss for the nine months ended September 30, 2001 was $273,983, reflecting a decrease of $50,362 (or 16%) from a net loss of $324,345 during the nine months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was 4.94% of revenues, compared to 5.46% for the nine months ended September 30, 2000. The Company's basic loss per share was $0.06 for the nine months ended September 30, 2001, compared to per share earnings of $0.07 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $174,973 during the nine months ended September 30, 2001, compared to net cash used of $354,122 for the nine months ended September 30, 2000. The decrease in cash used by operating activities is due, in part, to the Company's net loss for the nine months ended September 30, 2001 being smaller than the net loss for the same period in 2000.

         Cash used in investing activities (capital expenditures) totaled $94,150 and $29,670 during the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures were primarily comprised of the Company's investments in securities and replacement of office computer equipment.

         Net cash provided by financing activities totaled $137,652 and $32,391 during the nine months ended September 30, 2001 and 2000, respectively. During 2001, financing activities consisted primarily of the private offering and sale of 125,000 shares of Series A 12% Convertible Preferred Stock at $1.00 per share, for net proceeds of $120,248.

         On September 30, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by the Company's majority shareholder. The note is due on July 30, 2002 and accrues interest at 12% per annum. The subordinated borrowing in the amount of $40,000 is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

         The Company believes that its working capital levels are adequate to meet its current requirements. However, it is anticipated that the Company will need to raise or borrow additional funds to support its operating requirements in the near future due to the current condition of the economy and financial markets which have impacted the Company's revenues. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In August 2001, the Company granted stock options to certain of its officers, directors, employees and registered representatives to purchase an aggregate of 243,016 shares of common stock at an exercise price of $1.00 per share. The options are exercisable for a period of ten years and vest 20% upon the date of grant, with the remainder vesting 20% over four years from the date of grant. The Company is relying on the exemption provided under Section 4(2) of the Securities Act for the issuance of these options. Information about the Company was provided to the optionees or made available to them, along with the opportunity to ask questions of management about the information provided or made available.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On August 4, 2001, at an Annual Meeting of Shareholders, the following was approved:

                  (i)      The election of directors; and

                  (ii) Amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock from 10,000,000 shares to 20,000,000 shares.

         The total number of shares entitled to vote at this meeting was 4,700,064, and the tabulation of proxies was as follows:

         ELECTION OF DIRECTORS:

                                              -------------  ------------  ----------       BROKER
         NAME                                      FOR         AGAINST      ABSTAIN       NON-VOTES
         -----------------------------------  -------------  ------------  ----------  ----------------
         Richard Parker                         4,536,023       1,600        19,849           0
         Harry S. Green                         4,536,023       1,600        19,849           0

         The elected directors do not constitute all of the directors of the Company. After publication of the Proxy Statement filed with the SEC and delivered to shareholders in connection with the Annual Meeting of Shareholders held on August 4, 2001 and prior to said Annual Meeting of Shareholders, Jack B. Root, a director of the Company, resigned for personal reasons. At the Annual Meeting of the Board of Directors held immediately subsequent to the Annual Meeting of Shareholders on August 4, 2001, Lester Wilmeth, H. Lee Rust and David Lobdell were elected to serve on the Board of Directors of the Company until the 2002 Annual Meeting of Shareholders, thereby, with Messrs. Parker and Green, constituting the five-member Board of Directors of the Company.

         AMENDMENT TO ARTICLES OF             -------------  ------------  ----------       BROKER
         INCORPORATION:                            FOR         AGAINST      ABSTAIN       NON-VOTES
         -----------------------------------  -------------  ------------  ----------  ----------------
                                                4,211,030       26,054       15,913            0

         No other business was brought before the Annual Meeting.

         (b) By written consent dated June 28, 2001, the majority shareholder of the Company who held 3,298,595 shares of the Company's then issued and outstanding common stock, representing approximately 70.2% of the then issued and outstanding shares, approved the reorganization of the Company's structure into that of a holding company. The Company determined that such reorganization was not in the Company's or the shareholders' best interests and, therefore, did not consummate the reorganization.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

NUMBER            NAME
------            -------------------------------------------------------------------------------------------
3.1               Amended and Restated Articles of Incorporation (1)
3.1.1             Amendment to Amended and Restated Articles of Incorporation (1)

3.2               Amended and Restated Bylaws * (Exhibit 3.2 filed with the Company's Quarterly Report on
                  Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated
                  Bylaws dated July 21, 2000 remain in effect and are re-filed herewith.)
10.1              2000 Incentive Compensation Plan (2)
10.2              Stock Option Agreement between the Company and Richard Parker (3)
10.3              Stock Option Agreement between the Company and William R. Turner (3)
10.4              Stock Option Agreement between the Company and Mark F. Caulfield (3)
10.7              Employment Agreement between the Company and Richard Parker (4)
10.8              Employment Agreement between the Company and Mark F. Caulfield (4)
10.9              Employment Agreement between William R. Turner, and Addendum thereto (4)
10.10             Secured Demand Note Collateral Agreement between the Company and Summit Group of
                  Companies, Inc. (5)
10.11             Amendment to Secured Demand Note Collateral Agreement (5)
16.1              Letter from Hoyman, Dobson & Company, dated October 18, 2001, to the SEC (6)
21.1              Subsidiaries of the Company (7)
22.1              Proxy Statement pursuant to Schedule 14A, filed with the SEC on July 31, 2000 (2)
22.2              Information Statement pursuant to Schedule 14C, filed with the SEC on September 26, 2000 (3)

------------------
* Filed herewith

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.
(2) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(3)      Incorporated by reference to the Company's Information Statement on
         Schedule 14C, filed September 26, 2000, file no. 000-29337.
(4) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.
(5) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.
(6) Incorporated by reference to the Company's Registration Statement on Form 10-SB, filed February 4, 2000, file no. 000-29337.
(7) Incorporated by reference to the Company's Amended Current Report on Form 8-K, filed October 18, 2001, file no. 000-29337.

(B)      REPORTS ON FORM 8-K

         On October 9, 2001, the Company filed a Current Report on Form 8-K to report a change in the Company's certifying accountant. On October 18, 2001, the Company filed an Amended Current Report on Form 8-K/A revising certain information contained in its Current Report on Form 8-K filed October 9, 2001.

                         SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BROKERAGE SERVICES, INC.

Date:  November 14, 2001                /s/ Richard Parker
                                        -------------------------------------
                                        Chairman and Chief Executive
                                        Officer (Principal Executive Officer)

                                 EXHIBIT INDEX

NUMBER            NAME
------            -------------------------------------------------------------------------------------------
3.2               Amended and Restated Bylaws