Form 10KSB
period 2001-12-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2002-04-15
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

000-29337
(Commission File No.)

SUMMIT BROKERAGE SERVICES, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA	59 - 3202578
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

25 FIFTH AVENUE, INDIALANTIC, FLORIDA	32903
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (321) 245-3636

Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, $.0001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $7,223,410.

As of March 25, 2002, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $1,083,334.

As of March 25, 2002, there were 5,691,080 shares of issuer’s common stock outstanding.

Introductory Comment

     Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Summit” and “the Company” refer to Summit Brokerage Services, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Forward Looking Statements

     This contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors, among which are the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis, our ability to properly manage growth and successfully integrate acquired companies and operations, our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

i

PART I

Item 1. Description of Business.

General Overview and History

     We are an independent broker dealer licensed in 46 states and offer financial services to clients across the country. We are a member of the National Association of Securities Dealers (NASD), as well as the Securities Investor Protection Corporation (SIPC). As of the date of this Annual Report, we currently have over 100 Registered Representatives working as independent contractors out of our 54 locations nationwide, through which we provide our services.

     We provide the following financial services to our clients through our Registered Representatives:

-	Full service and discount stock and bond brokerage services;
-	Load and no-load mutual fund executions;
-	Asset allocation services for mutual funds, stocks and bonds;
-	Mortgage origination;
-	Life, health and disability insurance coverage;
-	Money market funds;
-	Clearing services for our branch offices through our third-party clearing companies;
-	Registered investment advisor services; and
-	Financial planning services.

     Richard Parker, the founder of our company, is our Chairman of the Board, Chief Executive Officer and majority shareholder. Mr. Parker founded Summit in 1993 as a “one-man firm,” and was our company’s sole source of revenue and management.

     Our branch offices are located throughout the United States, with the majority located in Florida. While we service retail customers for the most part, we also service a number of corporate and institutional clients. We are essentially a “financial planning” firm, whereby a Registered Representative, whom we sometimes refer to as “Planners,” discusses a clients’ financial needs and objectives in detail, develops a plan (at no cost), and implements the plan with the clients’ approval.

     We have a history of significant operating losses, as outlined in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2002, we cannot assure you that we will be able to limit our future negative cash flow or that we will be able to obtain any outside financing that we may require in the future. Additionally, unless we are able to continue increasing our revenues, adding new branch offices and Registered Representatives, and/or significantly reduce our operating costs, we may need to fund any future negative cash flows from additional debt or equity financing. Our failure to obtain the amount of any financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern.

Organization

     Summit, incorporated under the laws of the State of Florida in September 1993, has three wholly-owned subsidiaries:

•	Summit Financial Group, Inc., which is a Registered Investment Advisor under the Investment Advisors Act of 1940, as amended;
•	SBS Insurance Agency of Florida, Inc., which is an insurance sales agency licensed in 24 states; and
•	Summit Holding Group, Inc., which currently has no operations;

     Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “SUBO” and began trading in June 1998.

     We are located in the Summit Building located at 25 Fifth Avenue, Indialantic, Florida, 32903; telephone: 321-724-2303; web site: www.summitbrokerage.com.

Industry Background

     The financial services industry has been in existence for over 100 years. The industry evolved from three separate areas: the banking industry, the brokerage industry and the insurance industry. Over the last 25 years, the three industries have slowly merged together to form an industry now commonly referred to as “financial services.” The industry offers financial planning services to a wide array of individuals and companies. With the introduction of the Internet, a host of industry publications, and several financial television networks, the general public has become increasingly versed with the financial instruments available and much more knowledgeable about investments in general.

     Over the last two decades, 401(k) plans have become the investment of choice for many investors. Companies desiring to limit their ongoing liability have moved away from defined benefit and profit sharing plans, electing to utilize the 401(k) to invest retirement funds for their employees. Many investors begin working with the financial services industry through participation in their company’s 401(k) plan.

Products

     Summit offers a broad range of products to the investing public through Registered Representatives working as independent contractors out of our branch offices. These products include mutual funds, variable annuities, individual stocks, bonds, insurance products and managed money accounts.

     We earn income, which we record as “commission revenue,” as products are sold by our Registered Representatives. We receive commission revenue from our product suppliers, such as mutual fund companies or insurance companies. We then pay out a percentage of this amount, which we record as “commission expense,” to the Registered Representative who sold the product, in accordance with the agreement each Registered Representative enters into with us.

     Our Registered Representatives offer “package products” to the investing public which include, among other things, mutual funds, variable annuities and unit investment trusts. The term “package product” describes a package of securities, usually common stocks, which are managed by an investment company. While many are licensed to sell individual stocks and bonds, that is a relatively small percentage of our business, amounting to less than 3% of revenue. We believe that the use of a package product provides:

•	More suitable products to the general public;
•	More efficient management of the funds;
•	A reduction of risks from buying individual securities; and
•	An easier supervision process for our compliance team.

     The managed accounts are charged a fee which provides a steady base of revenue for Summit in both good and bad markets. This provides a more predictable stream of income. While investors are sometimes reluctant to buy individual securities and to pay what they may consider high commission fees, they have invested heavily in mutual funds and variable annuities in recent years. These products are usually part of a group of mutual funds sometimes referred to as a “family.” It is possible for the investor, through management of these accounts, to move from fund to fund within the family, and take advantage of sectors of the economy which are experiencing growth which may be greater than that of other sectors at that particular time. For example, an investor may be in a growth and income fund and move to a technology fund based upon the advice of an investment adviser. By managing the investor’s portfolio within the mutual fund family and advising as to when the move should be made, the adviser continues to earn the fee from the amount of money under management rather than a one-time commission, which may or may not materialize based upon whether or not the stock markets move up or down.

     For example, if an investor has $200,000 under management, Summit will realize a management fee of 1.75%, or $3,500, on an annual basis. Even if the value of portfolio decreases to $150,000, Summit continues to realize income from the management fee in the amount of $2,625, which is less than in the previous year. On the positive side, if the portfolio grew to $250,000, Summit will realize an annual fee of $4,375. Currently, Summit has over $28 million under management and is adding funds on a monthly basis. By offering our product mix, we believe that our Registered Representatives will be viewed more as advisers than traditional stockbrokers. This helps by creating personal relationships with the clients that provide a long and mutually beneficial working relationship.

     Revenues, by product, for fiscal 2001 and 2000 are as follows:

	2001		2000

Mutual funds	$3,236,438	45%	$2,775,635	45%
Variable annuities	$1,936,226	27%	$2,082,181	34%
Equities	$228,240	3%	$576,645	9%
Registered Investment
Advisory Fees	$152,970	2%	$278,091	7%
Insurance	$1,577,557	22%	$348,547	5%
Miscellaneous	$91,979	1%	$787,873	12%

Total	$7,223,410	100%	$6,848,973	100%

Business Strategy

     Since 1995, we have implemented a strategy of affiliating independent financial planning offices across the country with our company. These independent offices bear the full expense of the day-by-day operations of their independently owned locations. We receive, on average, a 10% to 20% over-ride of the gross revenue provided by these locations. In addition, there are several other forms of income we derive from these offices.

     One additional source of revenue is Registered Investment Advisory (RIA) fees. We derive such revenue in the form of fee-based management of individual stocks and/or bond accounts and mutual fund accounts offered by our Registered Representatives. Much of the management of these funds is out-sourced to outside managers for the day-by-day management.

     Another source of revenue comes from the wide array of insurance products we offer, including life insurance, fixed annuities, long-term care and disability insurance.

     Revenues are also derived from our Master Marketing Area business model. In order to build a more rapid method of distribution, we contract with experienced and well-capitalized industry producers for a geographical location in the country, usually three-to-five counties. These producers receive the right to add offices and Registered Representatives in that area in return for the contractual obligation to build out that territory within a specific period of time, which is usually three years.

     One of the positive aspects of the financial services industry is that virtually any person or company is a potential client. In the early years of life, young families invest for college funding and begin to prepare for their retirement. Middle age families focus more on retirement planning and capital accumulation to achieve other financial goals. The seniors’ market focuses on preservation of capital and providing income through the retirement years.

     With a growing population, there is no sign that these trends will diminish. Based on interaction with our clients, it is our belief that most people feel that the days of relying on government to provide for their retirement via Social Security are all but gone. To maintain sufficient income during retirement requires investing on an ongoing basis throughout their lifetime. This only serves to help the financial services industry continue the same growth it has seen for the last 12 years. It is our belief, based upon current economic conditions, that for individuals’

investments to appreciate, they must find alternative products, other than savings accounts, CD’s and the like, in which to invest their money. Securities investments, while representing an inherent risk to principal, also provide a means for appreciation. While future performance of the securities markets cannot be predicted from past performance, we believe as long as individuals seek these alternative means for capital appreciation, securities markets have the potential to grow over the long term.

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker/dealers and financial planners such as Summit, thereby reducing our revenues and potential profits. Such conditions would present risk in that we would need to raise additional capital to offset related significant reductions in revenues.

Competition

     We compete with numerous investment banking and brokerage firms, consulting firms and financial service companies that are larger, have more financial resources, have longer operating histories and, in some cases, offer more services to a client than we do. In addition, there is increasing competition from businesses such as commercial banking and insurance companies and certain accounting firms that now offer financial services. Businesses in the securities industry compete primarily in the following areas:

•	Quality and ability of professional personnel;
•	Experience and reputation of the firm;
•	Relative prices of services and products offered;
•	The scope of products and services; and
•	The efficiency of back office operations.

     We have focused our efforts on positioning our company competitively by targeting our services to individuals and middle-market companies and providing them with competitively priced products and services. Our targeted markets are those we believe are not adequately served by, and not the primary focus of, the larger firms.

Employees

     As of December 31, 2001, we employed 15 full-time people, consisting of five in management and 10 in general staff positions. We also contract with over 100 licensed Registered Representatives, who are engaged by us as independent contractors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers most of the federal securities laws, much of the regulation of the securities industry is subject to various self-regulatory organizations such as the NASD. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in the following areas:

•	Sales practices;
•	Trade practices among broker-dealers;
•	Capital requirements;
•	Record keeping; and
•	Conduct of employees and affiliates of member organizations.

     The SEC and the self regulatory organizations also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

Subsequent Event

     On March 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, agreed to purchase an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $.10 per share. The stock purchase is subject to certain conditions, including approval of the resulting change in control of the Company by the National Association of Securities Dealers, Inc. (“NASD”) and receipt by Mr. Leeds of appropriate clearance under a non-competition agreement he has with another company, by May 15, 2002. Assuming Mr. Leeds acquisition of the shares, Mr. Leeds would become our largest shareholder as well as our Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company’s current Chairman and Chief Executive Officer would become President, Chief Operating Officer and Vice Chairman. Two of our Board members, Mr. Parker and Harry Green, would remain on the Board and Mr. Leeds and two of his designees would round out a new 5-member Board. Mr. Parker would also grant Mr. Leeds voting control of his beneficially-owned shares for a period of time. The Leeds’ transaction also includes the grant to him of options for 7,000,000 shares of common stock at an exercise price of $.25 per share, upon his becoming CEO and Chairman.

Item 2. Description of Property

     We lease approximately 6,000 square feet of office space for approximately $9,600 a month pursuant to a lease that expires in October 2007. The lessor is First America Living Trusts, Inc., an entity wholly-owned by Richard Parker, our Chairman and Chief Executive Officer.

Item 3. Legal Proceedings

     From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol “SUBO.” The following table represents the range of the high and the low last sale prices, as reported by the NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2000 and 2001. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High

March 31, 2000	$3.00	$4.50
June 30, 2000	$2.69	$4.38
September 30, 2000	$1.56	$3.75
December 31, 2000	$0.66	$1.13
March 31, 2001	$.25	$1.06
June 30, 2001	$.44	$1.05
September 30, 2001	$.22	$1.13
December 31, 2001	$.20	$.35

     On March 25, 2002, the closing price of our common stock was $.85 and we had approximately 173 holders of record.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2001 and December 31, 2000 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

     When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors That May Affect Future Results and Market Price of Our Stock” of this Item 6.

Overview of the Company

     Summit, a NASD member firm, is a licensed, independent broker-dealer offering financial services to clients across the country through Registered Representatives working as independent contractors out of Summit’s branch and non-branch offices.

     In 1997, we began an aggressive expansion of new branch offices. In order to accomplish this, it was necessary to build up our infrastructure, including additional management and staff personnel, computer systems and offices. These increased expenditures resulted in lower earnings and the need for additional capital infusions. Therefore, from 1997 through 2001, our financial statements reflect significant losses during this period of building current and future revenues, while we were raising the necessary capital through two private offerings of our common stock and one offering of convertible preferred stock.

     For more information about our ability to continue as a going concern, please refer to the notes 17 and 18 to our consolidated financial statements included elsewhere in this Annual Report.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

     Revenues increased in fiscal 2001 by $243,724, or 3.5%, to $7,223,410 from $6,979,686 in fiscal 2000. This small increase was primarily due to the downturn in the economy and the related impact on the financial markets, which in turn reduced investor activity and lowered our revenues. In addition, the events of September 11, 2001 caused substantial disruptions in our industry and in our business as well. Specifically, our revenues for the third and fourth quarters were negatively affected by these circumstances.

     Expenses increased in fiscal 2001 by $146,113, or 1.9%, to $7,771,158 from $7,625,045 in fiscal 2000. The higher expenses were attributable to the related cost of the increased revenue — commissions expense, which represents payments to our Registered Representatives for their portion of the revenue. Commissions expense in 2001 increased by $438,795 to $6,021,991 from $5,583,196 in 2000. Non-commission expenses decreased by $292,682 to $1,749,167 in 2001 from $2,041,849 in 2000.

     Non-cash expenses for amortization of unearned stock compensation decreased in fiscal 2001 by $147,638, to $201,390 from $349,028 in fiscal 2000.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

     Revenues increased in fiscal 2000 by $2,223,067, or 47%, to $6,979,686 from $4,756,619 in fiscal 1999. The increase was due to several factors:

•	the large increase, from 39 to 51, in the number of branch offices from 1999 to 2000;
•	the increased revenues from existing branch offices, which are those added prior to 1999; and
•	an increase in new offices with higher producing registered representatives.

     Expenses increased in fiscal 2000 by $2,134,416, or 39%, to $7,625,045 from $5,490,629 in fiscal 1999. The higher expenses were also attributable to the related cost of the increased revenue — commissions expense, which represent the payments to the Registered Representatives for their portion of the revenue.

     Non-cash expenses for amortization of unearned stock compensation increased in fiscal 2000 by $134,524, to $349,028 from $214,504 in 1999.

Liquidity and Capital Resources

     Historically, our cash flows from operations have been negative and have been funded by stock issuances. During the third quarter of fiscal 2001, until the events of September 11, we succeeded in building our revenue base to a level at which we could provide sufficient cash flow to meet existing operating costs. Until this level of revenue resumes, we will have a need for additional outside capital in order to meet operating costs in the near term. We are presently attempting to increase revenue through additional new sources, such as insurance products sold through our new insurance division, and through increased equities transactions provided by our new trading desk revenue center.

     Additionally, it is probable that additional capital will be required for future acquisition purposes in order to achieve more rapid additional revenue growth. As a result, our business plan calls for additional capital to be raised, through a registered offering either in fiscal 2002 or 2003, as market conditions permit. In addition, we will continue to pursue merger or acquisition possibilities, as well as outside capital investors.

     On March 7, 2002, we determined, in connection with the audit of our 2001 fiscal year, that on one day, December 31, 2001, we were not in compliance with our net capital or aggregate indebtedness to net capital ratio requirements under the rules of the NASD. On that date were out of net capital compliance by approximately $90,000 and our aggregate indebtedness to net capital ratio was (21) to 1 instead of the maximum allowed under the rules of 15 to 1. We have been and are in compliance since that date.

     If necessary, additional liquidity is available to us through a commitment from Richard Parker, our majority shareholder, to enter into a subordinated debt agreement of at least $100,000. For purposes of compliance with NASD Net Capital Rules, a subordinated loan of $40,000 from this commitment was funded on February 24, 2000, and approved by the NASD on March 14, 2000.

     Our net cash used in operations was $(263,535) for the year ended December 31, 2001 and $(567,830) for the year ended December 31, 2000. The $304,295 decrease in cash flows used in operations is mainly the result of timing, as we received commissions at year-end, but the related commission liability was not paid until January 2002.

     Cash flows from financing activities were $176,983 in fiscal year 2001 and $414,223 in fiscal year 2000. As previously mentioned, these cash inflows resulted from the sale of convertible preferred stock in 2001, and from the issuance of our common stock in the previous period.

Significant Business Relationships

     On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation, a subsidiary of First Union Bank (formerly Wheat First Securities, Inc.), to execute securities orders and maintain accounts for clients on behalf of our company.

     On November 1, 2000, we entered into a second clearing agreement with Dain Correspondent Services, a subsidiary of Dain Rauscher Incorporated, to execute securities orders and maintain accounts for clients on behalf of our company.

     On December 17, 1993, we entered into a Broker-Dealer Management Agreement with Summit Group of Companies, Inc., which we refer to as the “management company,” to provide management services for the broker-dealer aspect of our business. These services included administrative, clerical, accounting functions, and other services necessary to conduct our broker-dealer business. The management company is wholly-owned by Richard Parker, our Chairman, Chief Executive Officer and majority shareholder. However, we were never dependent upon the services of the management company, and the relationship ceased as of January 1, 2000.

Factors That May Affect Future Results and Market Price of Our Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

     We have had recent losses. We realized net losses for the twelve months ended December 31, 2001 and 2000 of $547,748 and $645,359 respectively, and we cannot assure you that we will be profitable in the near future or that our revenues will grow.

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

A downturn in these markets such as we have experienced during the past year, adversely affects our operating results. Recently, the markets for technology and Internet-related stocks have been especially volatile, and a continued downturn would have an even greater effect on us. In previous major stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity decreased after these events. When trading volume is low, our profitability is adversely affected because a significant portion of our costs does not vary with revenue. For these reasons, severe market fluctuations have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would.

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

     We face substantial competition which could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks to increase because of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks’ securities activities. We also compete with others in the financial services industry in recruiting new employees and retaining current employees.

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

     Failure to introduce new services and products in a timely manner may affect our ability to compete effectively. Our future success will depend in large part on our ability to develop and enhance our services and products. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant technical risks in the development of new or enhanced services and products, including the risk that we will be unable to:

•	effectively use new technologies;
•	adapt our services and products to emerging industry standards; or
•	develop, introduce and market enhanced or new services and products.

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

     On March 7, 2002, we determined, in connection with the audit of our 2001 fiscal year, that on one day, December 31, 2001, we were not in compliance with our net capital or aggregate indebtedness to net capital ratio requirements under the rules of the NASD. On that date were out of net capital compliance by approximately $90,000 and our aggregate indebtedness to net capital ratio was (21) to 1 instead of the maximum allowed under the rules 15 to 1. Although we have been and are in compliance since that date, if we do not meet net capital requirements in the future, our business and operations could be materially adversely affected, as discussed above.

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

     Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we currently need to contract with a significant number of Registered Representatives and other service personnel to support the expansion of our branch offices and expect that a need for increased staffing will continue. In addition, most of our competitors are facing similar staffing shortages, making the competition for qualified employees particularly strong. We will also need to improve existing systems and/or implement new systems for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

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

Item 7. Financial Statements.

     The financial statements required by this item are set forth on pages F-1 through F-19 and are incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective October 4, 2001, we dismissed Hoyman, Dobson & Company, P.A. as the independent auditors of our financial statements, and appointed Moore Stephens Lovelace, P.A., as our new independent auditors. The decision to change accountants was approved by our Board of Directors.

     No report of Hoyman, Dobson & Company, P.A. on our financial statements for the past two years contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and through the date of its letter, there were no disagreements nor differences of opinion with Hoyman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hoyman, would cause it to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of its letter, Hoyman did not advise us of any events as listed in paragraphs (1) through (3) of Item 304(a)(1)(iv)(B) of Regulation S-B.

     We have furnished Hoyman with a copy of our above statements, which are made in response to Item 304 (a)(1) of the SEC Regulation S-B and have requested that Hoyman furnish us with a letter addressed to the SEC, stating whether or not Hoyman agrees with such statements. A copy of Hoyman’s letter, dated April 11, 2002 is attached as an exhibit to this Annual Report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company are as follows:

Name	Age	Title Director

Richard Parker	50	(Chairman of the Board) and Chief Executive Officer
Mark F. Caulfield	43	Chief Financial Officer, Secretary and Treasurer
Ronald F. Caprilla	62	Vice President – Operations
Ronald George	51	Vice President and Director of Trading
Michael Dujovne	34	Vice President – Compliance
Lester P. Wilmeth	48	Director of Business Development and a Director
Harry Green	60	Director

     Richard Parker, Director (Chairman of the Board) and Chief Executive Officer. Mr. Parker has served as our Chairman of the Board and Chief Executive Officer since founding the Company in 1993. Mr. Parker began his career in the financial services industry in 1974 as a licensed realtor. In 1975, he became the youngest licensed broker in the history of the Lakeland Board of Real Estate when he and his mother, Doris Parker, opened R/D Parker Realty, a franchise of Century 21, the nation’s largest real estate sales organization. From 1975 to 1986, Mr. Parker sold, developed, built and managed real estate projects primarily throughout Polk County. During that time, he was recognized as a national sales leader for Century 21. In 1986, Mr. Parker became fully licensed to sell securities and insurance with Dean Witter. Following his tenure with Dean Witter, he became the branch manager of Anchor National Financial, a SunAmerica company. With Anchor National, Mr. Parker was the second highest producer nationally among the company’s several hundred licensed representatives. During this time, Mr. Parker incorporated and began doing business as Summit Financial Group, Inc. and Summit Group of Companies. Summit Brokerage Service Inc., a NASD licensed broker/dealer, was then formed by Mr. Parker in September 1993. Mr. Parker holds series 7, 63, 65 and 24 licenses, as well as life insurance and real estate licenses. Mr. Parker is employed full-time at Summit. Mr. Parker is also the sole shareholder of Educational Seminars of America, Inc., a provider of seminars for the financial planning industry.

     Mark Caulfield, Chief Financial Officer, Secretary and Treasurer. Mr. Caulfield has served as our Chief Financial Officer, Secretary and Treasurer since January 1998. Mr. Caulfield is a Certified Public Accountant with over 23 years in financial management, serving in such key roles as Chief Financial Officer, Vice President of Finance and Administration, as well as Controller. During 1997-98, Mr. Caulfield served as CFO of Kallmart Telecommunications, a communications service provider. Prior to 1997, he had been involved with a number of similar rapidly growing companies, in such industries as hospitality management, travel and tourism, restaurants, and service contracting. He has served on numerous business, charitable, and community boards and committees. He and his family currently devote a great deal of time to church and Rotary involvement. He is also a member of several professional associations, including the American Institute of Certified Public Accountants. Mr. Caulfield is employed full-time at Summit.

     Ronald Caprilla, Vice President — Operations. Mr. Caprilla has been Vice President of Operations of the Company since December, 2000. Prior to joining the Company, Mr. Caprilla had been a financial consultant and registered sales representative with A.G. Edwards & Sons, Inc, Melbourne, Florida, from 1982 to December 2000. Mr. Caprilla has worked in financial services during his entire career starting in military finance for the United States Army – Ft. Benning, Columbus, Georgia, after which he received a Bachelors Degree in Finance from the University of Central Florida, Orlando, Florida. Subsequent to graduation, he spent two years in the Peace Corps working for a Columbia development bank where he set up business management systems for small companies. Upon his return to the United States and prior to joining A.G. Edwards & Sons, Inc., Mr. Caprilla purchased and operated for four years a General Business Services franchise in Melbourne, Florida, that provided accounting and tax services to small businesses.

     Ronald George, Vice President and Director of Trading. Mr. George, has been Vice President and Director of Trading for the Company since May, 2000. Mr. George is also currently involved with several other businesses and is an officer, director and principal owner of Trine, Ltd., an investment company located in Naples, Florida, with which he has been associated since January 1994. He is also an officer, director and principal owner of Euro-American Private Client Services, Inc., Bonita Springs, Florida, since December 2000, whose business is financial planning. He is an officer, director and principal owner of Euro-American Futures, Inc., Bonita Springs, Florida, a securities firm. From February 1999 to May 2000, Mr. George was a registered representative with and branch manager for First American Investment Banking Corporation, Naples, Florida; and, from January l998 to February 1999 he was a registered representative and branch manager of Securities & Investment Planning Co., Naples, Florida.

     Michael Dujovne, Vice President — Compliance. Mr. Dujovne joined the Company in September 2000 as Vice President overseeing Compliance (Chief Compliance Officer), and also as Director of Licensing and as corporate counsel. Prior to joining the Company, Mr. Dujovne practiced law with Reinman, Harrell, Graham, Mitchell & Waltwood, Melbourne, Florida, from 1991 through 1994. Thereafter, he practiced law as a sole practitioner in Melbourne, Florida from January 1995 through November 2000, during which time he represented the Company on certain matters. Mr. Dujovne received his Juris Doctor from The Georgetown University Law Center, Washington, D.C.

     Harry S. Green, Director. Mr. Green was elected a director of Summit in August 1998. From 1966 until he retired in 1994, Mr. Green worked for Wal-Mart Stores, Inc. After graduation from University of Arkansas in 1970, he started in Wal-Mart’s management program and was promoted to District Manager in 1977. In 1984, he was promoted to Regional Vice President and in 1988 he was Regional Vice President of Sam’s, an affiliate of Wal-Mart. From 1990 to 1994, he worked with SuperCenters and was Operations Director for Bud’s, an affiliate of Wal-Mart. Mr. Green is not employed full-time at Summit.

     Lester P. Wilmeth, Director, and Director of Business Development. Mr. Wilmeth joined the Company in May 2001 as Director of Business Development and was appointed a director of Summit in August, 2001. Prior to joining the Company, Mr. Wilmeth served as Managing Director of the Retail Division of Midsouth Capital, Inc., Columbia, South Carolina, from October 1995 to May 2001. He holds active Series 4, 7, 8, 24, 63 and 65 licenses and graduated from the University of South Carolina with a B. Sc. in Business Administration. He has served as a registered principal and/or registered representative with various companies prior to October 1995, including MFI Investments, Bryan, Ohio from July 1994 to October 1995, First Affiliated Securities, LaJolla, California, from January 1992 to July 1994, and NCNB Securities, Charlotte, North Carolina from May 1987 to January 1992.

Section 16(A) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports with respect to fiscal year 2001. All such reports, however, were not filed on a timely basis. Mr. Richard Parker, Chairman and CEO filed two late reports on Form 4 and Mr. Harry Green, a director, filed one late report on Form 4.

Item 10. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Summit during the fiscal years ended December 31, 1999, 2000 and 2001 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years.

SUMMARY COMPENSATION TABLE

				Long-Term
		Annual Compensation (1)		Compensation Awards

Name And Principal	Fiscal			Securities Underlying
Position	Year	Salary	Bonus	Options

Richard Parker	12/31/01	$77,675	-0-	91,860 (2)
Chairman and	12/31/00	$45,756	-0-	404,440 (3)
Chief Executive Officer	12/31/99	$188,471	-0-	95,000 (4)

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(2)	Represents 10,000 options granted in 2001 that are exercisable at $1.00 per share until December 31, 2011, and 81,860 options granted in 2001 that are exercisable at $ .50 per share until December 31, 2011.
(3)	Represents options granted in 2000 that are exercisable at $2.50 per share until 2010, 394,440 of which replaced the options granted in 1999 in footnote 4 below.
(4)	Represents an option granted in 1999 that is exercisable at $2.50 per share until December 31, 2009. This option was canceled and replaced by the options described in footnote 3 above.

     A total of 91,860 stock option grants were made to the named executive officer in fiscal 2001. No stock options were exercised by the named executive officer in fiscal 2001.

Employment Agreements

     We entered into a two-year employment agreement with Richard Parker, our Chief Executive Officer, in May 2000. The Parker employment agreement provides that, in consideration for Mr. Parker’s services, he is to be paid a base salary of $155,000 during the first year of the agreement, and granted an option to purchase 320,000 shares of our common stock at an option price of $2.50 per share. During the second year of the agreement, Mr. Parker receives a $5,000 increase in his base salary. The Parker employment agreement expired on December 31, 2001 and has not been renewed as of this date. On May 16, 2000, in connection with an adjustment to Mr. Parker’s compensation arrangements, all previously granted options, none of which were exercised, were canceled and we granted Mr. Parker immediately exercisable non-qualified options to purchase 394,440 shares of common stock at $2.50 per share pursuant to a stock option agreement between us and Mr. Parker.

2000 Incentive Compensation Plan

     Our 2000 Incentive Compensation Plan (the “Plan”) was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 900,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2001, the Company had outstanding options (only non-statutory) for a total of 626,738 shares of the Company’s common stock, leaving a total of 273,262 shares available for future grants. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the options range from $.50 per share to $2.50 per share, and generally have scheduled vesting. As of December 31, 2001, options for 438,121 shares were vested. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

Options Granted Outside of Our 2000 Incentive Compensation Plan

     As of December 31, 2001, we had outstanding options to purchase an aggregate of 1,008,478 shares of common stock, all of which have an exercise price of $2.50 per share. All such options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. Of such outstanding options granted outside of our Plan, options for approximately 861,701 shares are immediately exercisable.

Director Compensation

     Currently, directors do not receive compensation for serving on our Board other than the grant of stock options from time to time at the discretion of our Board. Directors are reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. As of December 31, 2001, the Company had granted options for a total of 91,000 shares of common stock to directors in connection with their service on the Board.

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

     The Compensation Committee of the Board of Directors during fiscal year 2001 consisted of H. Lee Rust and Les Wilmeth, effective August 4, 2001. Mr. Rust resigned as a director in March 2002. Each Compensation Committee member is a non-employee director of the Company. The Compensation Committee administers the Company’s executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

     The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company’s business objectives and increase shareholder value. There are two major components of the Company’s compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

Base Salary

     The Company’s salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers’ salaries, the Compensation Committee considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job.

Incentives

     Incentives consist of stock options. The Compensation Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company’s stock price. This approach closely aligns the best interests of shareholders and Registered Representatives, executives and employees. Therefore, executives and other employees and Registered Representatives are eligible to receive stock options, giving them the right to purchase shares of the Company’s common stock at a specified price in the future. Stock option grants are determined by the Company’s Board of Directors for all employees except the four most highly compensated, and as to those executives, the compensation committee determines stock options. The grant of options is based primarily on an individual’s potential contribution to the Company’s growth and profitability, as measured by the market value of the Company’s common stock.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Les Wilmeth

Item 11. Security Ownership of Certain Beneficial Owners.

     The following table sets forth certain information as of March 20, 2002 with respect to the beneficial ownership of common stock by:

•	each person who, to our knowledge, beneficially owned or had the right to acquire more than 5% of the outstanding common stock;
•	each executive officer named in the Summary Compensation Table;
•	each of our directors; and
•	all executive officers and directors as a group:

Name Of Beneficial Owner (1)(2)	Number Of Shares	Percentage

Richard Parker (3)	5,022,765	72.5%
Harry S. Green (4)	97,500	1.4%
Les Wilmeth (5)	10,000	*
All officers and directors as a group (6 persons) (6)	5,546,730	80.0%

*	Less than one percent.

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Brokerage Services, Inc., 25 Fifth Avenue, Indialantic, Florida 32903.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of March 20, 2002, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	Comprised of (i) 3,743,920 shares owned solely and directly by Mr. Parker, (ii) 497,675 shares owned jointly with his spouse, (iii) 27,000 shares owned solely by his spouse, (iv) 549,170 shares issuable pursuant to currently exercisable stock options owned solely and directly by Mr. Parker, (vi) an aggregate of 45,000 shares issued to two foundations and a trust benefiting family members of Mr. Parker, of which Mr. Parker and/or his spouse serves as trustee, and (vii) 160,000 shares issuable pursuant to currently exercisable stock options owned solely and directly by Mr. Parker’s spouse.
(4)	Includes 33,000 shares issuable pursuant to stock purchase options currently exercisable or exercisable within 60 days.
(5)	Includes 10,000 shares issuable pursuant to stock purchase options currently exercisable or exercisable within 60 days.
(6)	Includes 1,148,635 shares issuable pursuant to stock purchase options currently exercisable or exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

     We advanced certain funds on behalf of companies wholly-owned by Richard Parker, a principal shareholder and an executive officer of our company. During fiscal 1999, we paid expenses of $5,739 on behalf of Educational Seminars of America, Inc., a company wholly-owned by Mr. Parker (ESA). ESA conducts educational and training seminars for financial planners and generates income from fees paid by participants. At December 31, 2001, there remained a receivable of $1,456 for such expenses. The receivable was not evidenced in writing and was repaid in fiscal 2002.

     ESA occupies a desk and 15% of the work space at Summit’s headquarters. ESA conducts training seminars for financial planners. Frequently the seminar attendees become Registered Representatives of Summit, bringing not only their expertise to Summit, but their customer base as well. We received $29,015 in commissions in fiscal 1999 from ESA for referrals to the seminars conducted by ESA.

     We lease approximately 6,000 square feet of office space for our headquarters from First America Living Trust, Inc., a company wholly-owned by Mr. Parker (“First America”). Annual lease payments are $109,200 from

2000 through 2007. The lease expires October 31, 2007. We paid rent under this lease of $109,200 in each of fiscal 2001 and fiscal 2000. At December 31, 2000, the Company had advanced $3,251 to First America for expenses paid on behalf of First America, which amount was repaid during 2001.

     The Company advanced expenses for Summit Group of Companies, Inc., wholly-owned by Richard Parker, which outstanding unpaid balance at December 31, 2001 and 2000 was $16,183 and $19,233, respectively. The receivable is not evidenced in writing.

     At December 31, 2000, the Company had a note receivable of $22,294 from an officer of the Company. The note was repaid during 2001.

     At December 31, 2001, the Company had $30,000 due from Richard Parker. The outstanding balance was noninterest-bearing and was repaid in January 2002.

     In December 1993, we entered into a written management agreement with Summit Group of Companies, Inc., a corporation wholly-owned by Richard Parker, whereby we paid a management fee to cover overhead expenses related to administrative services, and clerical and accounting matters. Under this agreement, the management fee was equal to 95% of our prior month’s net income. For purposes of the agreement, net income was defined as gross income from whatever source, less commissions paid to Registered Representatives and commissions re-allowed to other broker-dealer firms and other expenses, excluding the monthly management fee and income taxes incurred by us. The management fees may be reduced or waived for any month where necessary to insure that our net capital does not fall below $100,000 and/or the ratio of our aggregate indebtedness to net capital does not exceed 1,000%, as such terms are defined by the NASD. The term of the agreement was for one year and can be extended for additional consecutive one-year terms unless either party notifies the other at least one month prior to the completion of any one-year term of its desire to terminate the agreement. The management agreement was terminated effective January 1, 2000. In order to reflect the true costs of the support services, we have, instead of following the management agreement, reflected all support services costs paid by such management company on our behalf in our financial statements at December 31, 1999 and 1998. The total fees paid to this related party pursuant to the agreement were $1,156,235 and $885,482 for 1999 and 1998, respectively.

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

Item 13. Exhibits and Reports on Form 8-K

     A.     Exhibits

     Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)
3.1.1	Amendment to Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	2000 Incentive Compensation Plan (3)
10.2	Stock Option Agreement between the Company and Richard Parker (4)
10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4	Employment Agreement between the Company and Richard Parker (5)
10.5	Employment Agreement between the Company and Mark F. Caulfield (5)
10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7	Amendment to Secured Demand Note Collateral Agreement (6)
10.8	Employment Agreement between the Company and Michael Dujovne*
10.9	Employment Agreement between the Company and Ronald Caprilla*
16.1	Letter from Hoyman, Dobson & Company*
21.1	Subsidiaries of the Company*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.
(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 201, on Form 10-QSB, file no. 000-29337.
(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.
(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.
(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.

     B.     Reports on Form 8-K

     On October 9, 2001, the Company filed a Current Report on Form 8-K to report a change in the Company’s certifying accountant. On October 18, 2001, the Company filed an Amended Current Report on Form 8-K/A revising certain information contained in its Current Report on Form 8-K filed October 9, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Summit Brokerage Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BROKERAGE SERVICES, INC

/s/ RICHARD PARKER

Richard Parker
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: April 11, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Brokerage Securities, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PARKER	President and Chief Executive Officer and Director	April 11, 2002
(principal executive officer)
Richard Parker

/s/ MARK F. CAULFIELD Mark F. Caulfield	Chief Financial Officer, Secretary and Treasurer (principal financial officer)	April 11, 2002

/s/ HARRY S. GREEN	Director	April 11, 2002

Harry S. Green

/s/ LES WILMETH	Director	April 11, 2002

Les Wilmeth

Summit Brokerage Services, Inc.
and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001 and 2000

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have audited the accompanying consolidated statement of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statement of income (loss) and comprehensive income (loss), changes in stockholders’ equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the year then ended that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and was not in compliance with its net capital requirements at December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 6, 2002, except
for Note 20 as to which
the date is March 22, 2002

Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have audited the accompanying consolidated statement of financial condition of Summit Brokerage Services, Inc. (a Florida Corporation) and Subsidiaries as of December 31, 2000, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended that you are filing pursuant to rule 17a-5 under the Securities Exchange Act of 1934. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations at December 31, 2000, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hoyman, Dobson & Company, P.A.
Melbourne, FL
February 27, 2001

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2001 and 2000

	2001	2000

ASSETS
Cash	$43,218	$226,150
Cash with clearing broker	25,062	25,141
Investments available-for-sale	14,810	13,925
Commissions receivable	524,572	508,990
Prepaid expenses	63,438	46,780
Other receivable, net of $14,020 allowance for doubtful accounts at December 31, 2001 and 2000	154,022	17,855
Due from related parties	47,639	44,778
Secured demand notes receivable	40,000	40,000
Property and equipment, net	156,424	105,603

Total assets	$1,069,185	$1,029,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$160,147	$77,025
Accrued commission expense	463,884	380,634
Deferred income	52,333	21,333
Note payable	50,000	—
Obligations under capital leases	11,500	12,055
Due to related party	200	200

Total liabilities	738,064	491,247

Liabilities subordinated to claims of general creditors	40,000	40,000

Stockholders’ equity
Preferred stock, 12% cumulative convertible; par value $0.0001 per share; authorized 5,000,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	—
Common stock, par value $0.0001 per share; authorized 20,000,000 shares; 4,700,064 issued and 4,691,080 outstanding at December 31, 2001 and 4,698,525 issued and 4,691,224 outstanding at December 31, 2000	470	470
Additional paid-in capital	3,023,897	2,898,910
Unearned stock compensation	(6,342)	(207,732)
Treasury stock, at cost	(16,238)	(29,857)
Accumulated other comprehensive income	2,660	1,775
Subscriptions receivable	(10,250)	(10,250)
Accumulated deficit	(2,703,089)	(2,155,341)

Total stockholders’ equity	291,121	497,975

Total liabilities and stockholders’ equity	$1,069,185	$1,029,222

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2001 and 2000

	2001	2000

Revenues
Commissions	$7,131,431	$6,847,362
Interest and dividends	64,522	51,685
Other	27,457	80,639

	7,223,410	6,979,686

Expenses
Commissions	6,021,991	5,583,196
Occupancy	96,460	115,752
Amortization of unearned stock compensation/consultant expenses	201,390	349,028
Salaries and benefits	664,850	659,245
Recruiting expense	121,135	146,406
Legal expense	118,712	137,054
Other operating expenses	546,620	634,364

	7,771,158	7,625,045

Net loss before income taxes	(547,748)	(645,359)

Provision for income taxes	—	—

Net loss	$(547,748)	$(645,359)

Weighted average common shares and common share equivalents outstanding	4,693,970	4,575,534

Basic and diluted loss per share	$(0.117)	$(0.141)

Other comprehensive income (loss), net of tax:
Net loss	$(547,748)	$(645,359)

Unrealized gain on securities:
Unrealized holding gains arising during the year	885	1,775

Other comprehensive income	885	1,775

Comprehensive loss	$(546,863)	$(643,584)

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2001 and 2000

	Preferred Stock		Common Stock					Accumulated
						Unearned		Other			Total
	Number of		Number of		Additional	Stock		Compre-	Subscrip-	Accumu-	Stock-
	Shares	Par	Shares	Par	Paid-In	Compen-	Treasury	hensive	tion	lated	holders'
	Outstanding	Value	Outstanding	Value	Capital	sation	Stock	Income	Receivable	Deficit	Equity

Balances, December 31, 1999	—	$—	4,538,132	$454	$2,559,389	$(517,223)	$(18,578)	$—	$(94,000)	$(1,509,982)	$420,060
Issuance of common stock for cash	—	—	150,000	15	299,985	—	—	—	—	—	300,000
Issuance of common stock for unearned compensation	—	—	16,768	1	39,536	(39,537)	—	—	—	—	—
Amortization of unearned stock	—	—
compensation/consultant expenses	—	—	—	—	—	349,028	—	—	—	—	349,028
Retirement of common stock	—	—	(10,000)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(27,090)	—	—	—	(91,850)	—	—	—	(91,850)
Sale of treasury stock	—	—	23,414	—	—	—	80,571	—	—	—	80,571
Accumulated unrealized gain on investments	—	—	—	—	—	—	—	1,775	—	—	1,775
Collection of subscription receivable	—	—	—	—	—	—	—	—	83,750	—	83,750
Net loss	—	—	—	—	—	—	—	—	—	(645,359)	(645,359)

Balances, December 31, 2000	—	—	4,691,224	470	2,898,910	(207,732)	(29,857)	1,775	(10,250)	(2,155,341)	497,975
Issuance of preferred stock for cash	125,000	13	—	—	124,987	—	—	—	—	—	125,000
Purchase of treasury stock	—	—	(6,500)	—	—	—	(7,800)	—	—	—	(7,800)
Issuance of treasury stock	—	—	4,817	—	—	—	21,419	—	—	—	21,419
Other	—	—	1,539	—	—	—	—	—	—	—	—
Amortization of unearned stock compensation/consultant expenses	—	—	—	—	—	201,390	—	—	—	—	201,390
Unrealized gain on securities	—	—	—	—	—	—	—	885	—	—	885
Net loss	—	—	—	—	—	—	—	—	—	(547,748)	(547,748)

Balances, December 31, 2001	125,000	$13	4,691,080	$470	$3,023,897	$(6,342)	$(16,238)	$2,660	$(10,250)	$(2,703,089)	$291,121

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Liabilities Subordinated to Claims of General Creditors
For the Year Ended December 31, 2001

Balance at December 31, 2000	$40,000
Increases	—
Decreases	—

Balance at December 31, 2001	$40,000

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities
Net loss	$(547,748)	$(645,359)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	56,640	43,323
Amortization of unearned stock compensation expense	201,390	349,028
Changes in:
Cash with clearing broker	79	(9)
Commissions receivable	(15,582)	(45,634)
Other receivable	(136,167)	(17,855)
Prepaid expenses	(16,658)	(19,648)
Due from related parties	(2,861)	23,620
Accounts payable and accrued expenses	83,122	13,129
Accrued commission expense	83,250	(265,291)
Deferred income	31,000	(3,334)
Due to related party	—	200

Net cash used in operating activities	(263,535)	(567,830)

Cash flows from investing activities
Purchase of investments	—	(12,150)
Purchase of property and equipment	(96,380)	(17,050)

Net cash used in investing activities	(96,380)	(29,200)

Cash flows from financing activities
Issuance of preferred stock	125,000	—
Purchase of treasury stock	(7,800)	(91,850)
Issuance of treasury stock	21,419	80,571
Issuance of common stock	—	300,000
Proceeds received from subscription receivable	—	131,750
Proceeds from note payable	50,000	—
Payments on capital lease obligation	(11,636)	(6,248)

Net cash provided by financing activities	176,983	414,223

Net decrease in cash and cash equivalents	(182,932)	(182,807)

Cash and cash equivalents at beginning of year	226,150	408,957

Cash and cash equivalents at end of year	$43,218	$226,150

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS – Summit Brokerage Services Inc. (the “Company”) is a National Association of Securities Dealers (NASD) member firm. The Company is an independent broker-dealer offering financial services to clients across the country through its 50 independent broker-dealer branch offices.

CONSOLIDATION POLICY – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries include Summit Holding Group, Inc. (a holding company) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor) and Summit Insurance Agency Corporation (an insurance business). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CASH WITH CLEARING BROKER – The Company has an interest-bearing reserve deposit with a clearing broker. The clearing broker requires this deposit of all introducing brokers for whom it transacts business.

INVESTMENTS AVAILABLE FOR SALE – Available-for-sale securities are recorded at fair value in investments with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

COMMISSION RECEIVABLE – The Company considers commissions receivable fully collectible; accordingly, no allowance is required.

PROPERTY AND EQUIPMENT – Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is based on the straight-line and double-declining balance methods over the estimated useful lives of the related assets, generally 3 to 7 years.

DEFERRED INCOME – Deferred income represents advances received from the clearing broker for unearned commissions.

TREASURY STOCK – Treasury stock is shown at cost.

COMMISSIONS REVENUE AND EXPENSES – Commissions revenue is recorded on a trade-date basis as transactions occur. The Company receives commissions on products sold by its branch offices and independent brokers. The Company receives all commissions from the transactions, takes its commission based on the terms agreed to in the registered representative agreements and remits all remaining commissions to the branch offices.

INCOME TAXES – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax also is recognized for operating losses and tax credits that are available to offset future taxable income.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER SHARE – Basic earnings (loss) per share for the years ended December 31, 2001 and 2000 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share for the years ended December 31, 2001 and 2000 did not differ from amounts computed under the basic computation.

ESTIMATES – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – INVESTMENTS AVAILABLE FOR SALE

All available-for-sale securities are invested in common stock. The fair value of this stock at December 31, 2001, is $14,810. The securities have a gross unrealized gain at December 31, 2001 of $2,660. There were no realized gains or losses during fiscal years 2001 and 2000.

NOTE 3 – DUE FROM/TO RELATED PARTIES

At December 31, 2001 and 2000, the Company had a receivable of $16,183 and $19,233, respectively, from a related company for expenses paid by Summit Brokerage Services, Inc. on behalf of the related company. The related company is 100% owned by a shareholder, who is also the majority shareholder of Summit Brokerage Services, Inc. The receivable is unwritten.

At December 31, 2000, the Company had advances outstanding of $3,251 to an entity 100% owned by a shareholder who is also the Company’s majority shareholder. These advances were for expenses paid by Summit Brokerage Services, Inc. on the related company’s behalf. This related company owns an office building that the Company leases. The advances were repaid during 2001.

At December 31, 2000, the Company had a note receivable of $22,294 from an officer of the Company. The note was repaid during 2001.

At December 31, 2001, the Company had $1,456 due from a related company for expenses paid on its behalf. The related company is 100% owned by a shareholder, who is also the majority shareholder of Summit Brokerage Services, Inc. This related company conducts educational and training seminars, which generate income from fees paid by the participants.

At December 31, 2001, the Company had $30,000 due from the majority shareholder of Summit Brokerage Services, Inc. The outstanding balance is noninterest-bearing and there are no written terms of repayment. The amount was repaid in January 2002.

At December 31, 2001 and 2000, the Company owed $200 to a related company for an advance for operating expenses. This amount is expected to be repaid in the next fiscal year.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2001	2000

Computer systems and software	$119,410	$114,764
Equipment and furniture	30,563	27,371
Equipment and furniture held under capital lease	37,854	16,809
Leasehold improvements	139,530	60,952

Total	327,357	219,896
Less: accumulated depreciation	(170,933)	(114,293)

Total property and equipment	$156,424	$105,603

Depreciation expense was $56,640 and $43,323 for the years ended December 31, 2001 and 2000, respectively.

In April, 2000, the Company obtained $52,609 of equipment in exchange for a reduction in due from related party of $34,306 and assuming a capital lease obligation of $18,303.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31:

	2001	2000

Accounts payable	$146,844	$38,303
Accrued interest payable	—	3,600
Accrued wages and salaries payable	3,257	2,264
Accrued benefits payable	—	4,969
Other payable to brokers	10,046	27,889

	$160,147	$77,025

NOTE 6 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2001:

Year Ending
December 31,	Amount

2002	$11,700
2003	1,044

Total minimum lease payments	12,744
Less: Amount representing interest	(1,244)

Present value of net minimum lease payments	$11,500

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 7 – NOTE PAYABLE

At December 31, 2001, the Company had a $50,000 note payable to an individual. The note is unsecured and bears interest at 12%. The note is due on December 15, 2002.

Interest expense was $18,796 and $5,133 for 2001 and 2000, respectively. Cash paid for interest was $22,396 and $1,533 for 2001 and 2000, respectively.

NOTE 8 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

On March 31, 2000, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by Summit Brokerage Services, Inc.’s majority shareholder. The note is due on April 30, 2002 and accrues interest at 12.0% per annum. The subordinated borrowing is available in computing net capital under the SEC’s uniform net capital rate. To the extent that such borrowings are required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

NOTE 9 – COMMON STOCK

On July 16, 1997, the Company established a restricted stock bonus plan as an incentive for employees and certain consultants to remain in the employment or service of the Company. The shares granted under the plan were in the form of restricted stock vesting over a two-year period beginning after the date of grant of the award. Since the stock issued is subject to forfeiture until two-years of continuous employment or service from the date of the grant award, unearned compensation is recorded at the fair market value at the date awarded as a reduction of stockholder’s equity. Compensation and consultant expense is recognized pro rata over the period during which the shares are earned, in accordance with FASB 123. The Company amortized $201,390 and $349,028 of unearned stock compensation and consultant expenses for the years ended December 31, 2001 and 2000, respectively.

On January 13, 1999, the Company granted 15,000 shares of restricted stock to an attorney as payment for services rendered through the end of 2000. When the shares were issued, unearned compensation for consulting services of $54,450 was recorded at the fair market value of the stock on the date of issue as a reduction of stockholder’s equity. Consultant expenses are recognized pro rata over the period during which the services are being performed. Consultant expenses recognized for the year ended December 31, 2000, were $27,225.

On July 29, 1999, the Company placed into escrow 100,000 shares of restricted stock in the name of a placement agent for services to be performed. The stock issued is being held in escrow as of December 31, 2001 pending performance of these services. The fair value of these shares will be determined and additional costs recorded when the services are performed or, if the services are not performed, the shares will be returned to the Company.

In March, 2000, the Company issued 16,768 shares of common stock for $39,537 of unearned compensation.

In August 2001, the Company amended its Articles of Incorporation to increase the number of its authorized common shares from 10,000,000 to 20,000,000.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 10 – PREFERRED STOCK

On September 1, 2000, the Company amended its Articles of Incorporation. The amendment created blank preferred stock, par value $.0001 per share, and authorized 5,000,000 shares. During the year ended December 31, 2001, the Company issued 125,000 shares of 12% cumulative convertible preferred stock for $125,000. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of December 31, 2001 approximated $8,300. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 11 – TREASURY STOCK

Treasury stock is shown at cost, and consists of 8,984 and 7,301 shares of common stock at December 31, 2001 and 2000, respectively.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 12 – STOCK OPTIONS

Stock option activity during 2001 and 2000, was as follows:

		Weighted-
	Number of	average
	Options	Exercise Price

Outstanding at December 31, 1999	155,000	$2.50
Cancelled	(155,000)	$2.50
Granted	1,245,473	$2.50
Forfeited	(82,750)	$2.50

Outstanding at December 31, 2000	1,162,723	$2.50
Granted	504,141	$0.77
Forfeited	(31,648)	$2.50

Outstanding at December 31, 2001	1,635,216	$1.97

Shares exercisable at December 31, 2001	1,299,821	$2.08

The range of exercise prices for options outstanding at December 31, 2001 was $.50 to $2.50. The following table summarizes information about options outstanding at December 31, 2001:

	Outstanding Options

		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
Range of Exercise Prices	Shares	Life (in years)	Exercise Price

$0.50	234,560	10.0	$0.50
$1.00	268,581	9.6	$1.00
$2.50	1,132,075	8.5	$2.50

	1,635,216		$1.97

	Exercisable Options

		Weighted
	Number of	Average
Range of Exercise Prices	Shares	Exercise Price

$0.50	234,560	$0.50
$1.00	53,916	$1.00
$2.50	1,011,345	$2.50

	1,299,821	$2.08

The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, if options or warrants are granted to employees for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. No amounts were charged to operations during 2001 and 2000. The fair value of the options granted during the fiscal years ended December 31, 2001 and 2000, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 12 – STOCK OPTIONS (Continued)

	2001	2000

Expected life (in years)	10.0	10.0
Risk-free interest rate	5.0%	5.7%
Volatility	225%	25.5%
Dividend yield	0.0%	0.0%

The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2001	2000

Pro forma net loss	$(667,272)	$(2,326,019)
Pro forma loss per share	$(0.14)	$(0.51)

The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 13 – OPERATING LEASES

The Company leases office space under a noncancelable operating lease with an entity whose major shareholder is also the Company’s major shareholder. Under the terms of the lease, the Company leases office space for its headquarters. In addition, the Company has operating leases for a vehicle and office equipment. The leases expire from 2003 to 2007. Minimum future rental payments for each of the next five years and subsequent thereto are as follows:

Year Ended
December 31,	Amount

2002	$118,500
2003	$114,600
2004	$109,200
2005	$109,200
2006	$109,200
Thereafter	$91,000

     Total rent expense, including month-to-month leases, for the years ending December 31, 2001 and 2000 was $130,419 and $115,752, respectively.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 14 – INCOME TAXES

A summary of the provision for income taxes at December 31, is as follows:

	2001	2000

Deferred tax benefit due to temporary differences:
Federal	$52,000	$96,804
State	17,000	32,268
Change in valuation allowance	(69,000)	(129,072)

Total income tax benefit (expense)	$—	$—

The deferred tax asset at December 31, is as follows:

	2001	2000

Deferred tax asset – NOL carryforwards	$482,000	$412,933
Valuation allowance	(482,000)	(412,933)

Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset, which consists of net operating loss carryforwards.

The Company has net operating loss carryforwards of approximately $1,950,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years through 2016.

Total income tax expense/benefit differed from the amounts computed by applying the U.S. federal income tax rates of 34% for both 2001 and 2000 to income (loss) before income taxes, primarily due to the effects of net operating loss carryforwards, the valuation allowance and non-deductible stock compensation expense.

Under U.S. federal tax laws, certain changes in ownership of a company may cause severe limitations on future utilization of these loss carryforwards.

NOTE 15 – CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 16 – RELATED-PARTY TRANSACTIONS

The Company paid rent of $109,200 during 2001 and 2000 to a related company owned by the majority shareholder. The related company owns the building the Company is leasing (see Note 13).

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 17 – NET CAPITAL REQUIREMENT

The Company is a “Fully Disclosed Broker-Dealer”. The Company does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a “clearing agreement” with a clearing broker and has fully disclosed all of its customer accounts to this broker.

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15C 3-1), which requires the maintenance of minimum net capital.

The fully phased-in net capital requirement for “fully disclosed” brokers-dealers that receive but do not hold, customer or other securities, is $50,000. The rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

At December 31, 2001 and 2000, the Company had net capital of $(32,866) and $75,169, respectively. The Company’s aggregate indebtedness to net capital ratio was (21) to 1 and 6 to 1 at December 31, 2001 and 2000, respectively. The Company was not in compliance with its net capital or aggregate indebtedness to net capital ratio requirements as of December 31, 2001 (see Note 18).

NOTE 18 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has had recurring net losses and was not in compliance with its net capital or aggregate indebtedness to net capital ratio requirements (see Note 17). The consequences of failing to meet these requirements can be severe and may affect the Company’s ability to continue as a going concern. These matters raise substantial doubt about the entity’s ability to continue as a going concern. Management plans to do a public offering in the future and is seeking a merger or acquisition candidate. However, the Company’s ability to continue as a going concern is contingent on its meeting its net capital requirements, the success of future operations and the potential for merging with or acquiring a company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 19 – OFF BALANCE SHEET RISK

Included in the Company’s clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2001, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

NOTE 20 – SUBSEQUENT EVENT

On March 22, 2002, Marshall T. Leeds, in a separately negotiated transaction, agreed to purchase an aggregate of 5,000,000 shares of the Company's common stock for a total purchase price of $500,000, or $.10 per share. The stock purchase is subject to certain conditions, including approval of the resulting change in control of the Company by the National Association of Securities Dealers, Inc. ("NASD") and receipt by Mr. Leeds of appropriate clearance under a non-competition agreement he has with another company, by May 15, 2002. Assuming Mr. Leeds' acquisition of the shares, Mr. Leeds would become the Company's largest shareholder, as well as the Company's Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company's current Chairman and Chief Executive Officer would become President, Chief Operating Officer and Vice Chairman. Two of the Company's existing Board Members, Mr. Parker and Harry Green, would remain on the Board and Mr. Leeds and two of his designees would round out a new five-member Board. Mr. Parker would also grant Mr. Leeds voting control of his beneficially-owned shares for a period of time. The Leeds' transaction also includes the grant to him of options for 7,000,000 shares of common stock at an exercise price of $.25 per share, upon his becoming CEO and Chairman. Additionally, Mr. Parker would receive options for 900,000 shares of the Company's common stock; 400,000 options to be exercisable at $.50 per share and 500,000 options to be exercisable at $.10 per share.

SUPPLEMENTAL INFORMATION

Schedule I

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Computation of Net Capital Under Rule 15c3-1 of the
Securities and Exchange Commission
As of December 31, 2001

Net Capital
Total consolidated stockholders’ equity		$291,121
Add:
Subordinated borrowings allowable in computation of net capital		40,000

Total capital and allowable subordinated borrowings		331,121
Deductions and/or charges:
Non-allowable assets:
Securities not readily marketable	$3,300
Property and equipment, net	156,424
Commissions receivable	35,634
Receivables from non-customers	103,922
Other assets	63,438

		362,718
Haircuts on securities:
Contractual securities commitments		1,269

Net capital		$(32,866)

Aggregate Indebtedness
Items included in consolidated statement of financial condition
Accrued commission expense		$463,884
Accounts payable, accrued liabilities, expenses and other		212,680

Total aggregate indebtedness		$676,564

Computation of Basic Net Capital Requirement Minimum net capital required		$50,000

Excess net capital at 1,500 percent		$(77,970)

Excess net capital at 1,000 percent		$(100,522)

Ratio: Aggregate indebtedness to net capital		(20.6) to 1

Reconciliation with Company’s Computation (Included in Part II of the Amended Form X-17A-5 as of December 31, 2001)

A reconciliation is not considered necessary pursuant to Rule 17a-5(d)(4), as there are no material differences between the Company’s computation of net capital under Rule 15c3-1 and the computation of net capital included on this schedule.

The accompanying notes are an integral part of the financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS ON INTERNAL CONTROL STRUCTURE REQUIRED
BY SEC RULE 17a-5 FOR A BROKER-DEALER CLAIMING AN
EXEMPTION FROM SEC RULE 15c3-3

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

In planning and performing our audit of the consolidated financial statements and supplemental schedule of Summit Brokerage Services, Inc. and Subsidiaries, for the year ended December 31, 2001, we considered its internal control, including control activities for safeguarding securities, in order to determine our auditing procedures for the purpose of expressing our opinion on the consolidated financial statements and not to provide assurance on internal control.

Also, as required by Rule 17a-5(g)(1) of the Securities and Exchange Commission (“SEC”), we have made a study of the practices and procedures followed by the Company, including tests of such practices and procedures that we considered relevant to the objectives stated in Rule 17a-5(g) in making the periodic computations of aggregate indebtedness (or aggregate debits) and net capital under Rule 17a-3(a)(11) and for determining compliance with the exemptive provisions of Rule 15c3-3. Because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities, we did not review the practices and procedures followed by the Company in any of the following:

1.	Making quarterly securities examinations, counts, verifications, and comparisons

2.	Recordation of differences required by Rule 17a-13

3.	Complying with the requirements for prompt payment for securities under Section 8 of Federal Reserve Regulation T of the Board of Governors of the Federal Reserve System

The management of the Company is responsible for establishing and maintaining internal control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the SEC’s above-mentioned objectives. Two of the objectives of internal control and the practices and procedures are to provide management with reasonable but not absolute assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in internal control or the practices and procedures referred to above, error or fraud may occur and not be detected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the effectiveness of their design and operation may deteriorate.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of the specific internal control components does not reduce to a relatively low level the risk that error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. However, we noted no matters involving internal control, including control activities for safeguarding securities, that we consider to be material weaknesses, as defined above.

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the SEC to be adequate for its purposes, in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company’s practices and procedures were adequate at December 31, 2001, to meet the SEC’s objectives.

This report is intended solely for the information and use of the Board of Directors, management, the SEC, the National Association of Securities Dealers, and other regulatory agencies that rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 in their regulation of registered brokers and dealers, and is not intended to be, and should not be, used by anyone other than these specified parties.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 6, 2002

EXHIBIT INDEX

Number	Name

10.8	Employment Agreement between the Company and Michael Dujovne
10.9	Employment Agreement between the Company and Ronald Caprilla
16.1	Letter from Hoyman, Dobson & Company
21.1	Subsidiaries of the Company