Form 10QSB
period 2002-03-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2002-05-24
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ______________


                          Commission File No: 0-29337

                        SUMMIT BROKERAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      59-3202578
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

                          Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  OUTSTANDING AS OF MAY 22, 2001
          -----                                  ------------------------------
      Common Stock
Par value $.0001 per share                                   9,691,080


Transitional Small Business Disclosure Format  [ ] Yes  [X] No

                        SUMMIT BROKERAGE SERVICES, INC.

                                     INDEX

                                                                                                               PAGE

PART I - FINANCIAL INFORMATION:
     Item 1. Financial Statements
         Condensed Consolidated Statements of Financial Condition at March 31, 2002                              3
         Condensed Consolidated Statements of Income (Loss) for the Three
               Months Ended March 31, 2002 and 2001                                                              4
         Condensed Consolidated Statements of Cash Flows for the Three months Ended
               March 31, 2002 and 2001                                                                           5
         Notes to Financial Statements                                                                           6
     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                              10

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                  11
     Item 2. Changes in Securities and Use of Proceeds                                                          11
     Item 3. Defaults Upon Senior Securities                                                                    11
     Item 4. Submissions of Matters to a Vote of Security Holders                                               11
     Item 5. Other Information                                                                                  11
     Item 6. Exhibits and Reports on Form 8-K                                                                   14
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

                        PART I -- FINANCIAL INFORMATION

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition
March 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------



ASSETS
  Cash and cash equivalents                                                            $   124,238
  Cash with clearing broker                                                                 25,057
  Investments available-for-sale                                                            15,560
  Commissions receivable                                                                   527,239
  Prepaid expenses                                                                          61,421
  Other receivables, net of allowance for doubtful accounts of $14,040                      94,973
  Due from related parties                                                                  14,983
  Secured demand notes receivable                                                           40,000
  Property and equipment at cost, less accumulated depreciation of $190,891                147,681
                                                                                       -----------

                         TOTAL ASSETS                                                  $ 1,051,152
                                                                                       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                                $   110,222
  Accrued commission expense                                                               384,716
  Deferred income                                                                           38,500
  Note payable                                                                              37,963
  Obligations under capital leases                                                           8,034
  Due to related party                                                                         200
                                                                                       -----------

                         TOTAL LIABILITIES                                                 579,635

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                     40,000

STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, 150,000 shares designated as
    Series A 12% cumulative convertible; par value $0.0001 per share; 125,000
    Series A issued and outstanding (liquidation preference of $125,000)                        13
  Common stock, par value $0.0001 per share; authorized 20,000,000 shares;
    7,200,064 issued and 7,191,080 outstanding                                                 720
  Additional paid-in capital                                                             3,394,009
  Unearned stock compensation                                                              (72,124)

  Treasury stock, at cost                                                                   (5,390)

  Accumulated other comprehensive income                                                     3,410

  Subscriptions receivable                                                                 (10,250)

  Accumulated deficit                                                                   (2,878,871)
                                                                                       -----------

                           TOTAL STOCKHOLDERS' EQUITY                                      431,517
                                                                                       -----------

                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,051,152
                                                                                       ===========



                 See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)
--------------------------------------------------------------------------------


                                                                             For The Three Months Ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                             2002                  2001
                                                                          -----------           -----------
                                                                          (UNAUDITED)           (UNAUDITED)
REVENUES
  Commissions                                                             $ 1,830,166           $ 1,744,518
  Interest and dividends                                                       17,836                17,145
  Other                                                                            --                18,250
                                                                          -----------           -----------
                                                                            1,848,002             1,779,913

EXPENSES
  Commissions                                                               1,570,286             1,316,631
  Occupancy                                                                    30,169                28,938
  Stock based compensation / consultant expenses                               54,580                64,844
  Salaries and benefits                                                       162,104               172,876
  Recruiting expense                                                           30,000                30,618
  Legal expense                                                                27,251                29,631
  Other operating expenses                                                    149,394               126,970
                                                                          -----------           -----------
                                                                            2,023,784             1,770,508
                                                                          -----------           -----------

                           NET INCOME (LOSS) BEFORE INCOME TAXES             (175,782)                9,405

PROVISION FOR INCOME TAXES                                                         --                    --
                                                                          -----------           -----------

                           NET INCOME (LOSS)                              $  (175,782)          $     9,405
                                                                          ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  4,868,858             4,701,900
                                                                          ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  AND DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING                          4,868,858             5,262,120
                                                                          ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE                                           $    (0.036)          $    0.0020
                                                                          ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE                                         $    (0.036)          $    0.0018
                                                                          ===========           ===========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Net income (loss)                                                       $  (175,782)          $     9,405

UNREALIZED GAIN (LOSS) ON SECURITIES
  Unrealized holding gains (losses) arising during the period                     750                  (525)
                                                                          -----------           -----------

                           OTHER COMPREHENSIVE INCOME (LOSS)                      750                  (525)
                                                                          -----------           -----------

                           COMPREHENSIVE INCOME (LOSS)                    $  (175,032)          $     8,880
                                                                          ===========           ===========



                 See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------



                                                                            For The Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                            2002                2001
                                                                         -----------          -----------
                                                                         (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $(175,782)          $   9,405
  Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation                                                          10,045              11,538
       Stock based compensation/consultant expenses                          54,580              64,844
       Changes in:
           Cash with clearing broker                                              5                  11
           Commissions receivable                                            (2,667)           (529,157)
           Other receivable                                                  59,049               4,072
           Unbilled receivables                                                  --             (31,258)
           Prepaid expenses                                                   2,017              10,211
           Due from related parties                                          32,656             (44,783)
           Accounts payable and accrued expenses                            (49,925)            (21,948)
           Accrued commission expense                                       (79,168)            296,561
           Deferred income                                                  (13,833)                 --
                                                                          ---------           ---------
                Net cash used in operating activities                      (163,023)           (230,504)
                                                                          ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                        (1,302)             (4,861)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                                 250,000                  --
   Issuance of treasury stock                                                10,848              20,708
   Payments on note payable                                                 (12,037)                 --
   Payments on capital lease obligation                                      (3,466)             (2,699)
                                                                          ---------           ---------
       Net cash provided by financing activities                            245,345              18,009
                                                                          ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         81,020            (217,356)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             43,218             226,150
                                                                          ---------           ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 124,238           $   8,794
                                                                          =========           =========


                 See accompanying notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

NOTE 1 - GENERAL

             The condensed consolidated financial statements for the three month periods ended March 31, 2002 and March 31, 2001 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

NOTE 2 - DUE FROM/TO RELATED PARTIES

             At March 31, 2002, the Company has advances receivable of $14,983 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $16,183 at December 31, 2001. During the quarter ended March 31, 2002, $1,200 was repaid to the Company. The related company is 100% owned by a shareholder who is also the majority stockholder of Summit Brokerage Services, Inc.

NOTE 3 - BILLED RECEIVABLES

             On October 1, 2000, the Company entered into a placement agent agreement with another entity. The agreement states the entity will reimburse Summit for all costs that it paid on behalf of the entity. During 2001 the Company incurred expenses of $31,258 on behalf of the entity. These amounts have been billed and, as such, are included in the statement of financial position as other receivables. The Company considers these receivables to be fully collectible; therefore, no allowance has been recorded.

NOTE 4 - STOCKHOLDERS' EQUITY

             Common stock and additional paid-in capital increased by $250,000 due to the sale of 2,500,000 shares of common stock for $0.10 per share during the three-month period ended March 31, 2002. See the last paragraph of Note 6 for further discussion regarding the sale of these shares.

             On March 22, 2002, the Company amended their Articles of Incorporation to change the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 5,000,000 to 150,000.

             The 125,000 shares of outstanding preferred stock as of March 31, 2002 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price,
             (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock.

             The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of March 31, 2002 approximated $12,100.

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

NOTE 5 - NET CAPITAL REQUIREMENT

             The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2002, the Company had net capital of $97,099, which was $47,099 in excess of its required net capital of $50,000. The Company's aggregate indebtedness to net capital ratio was 6 to 1 at March 31, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

             In March 2002, the Company issued to officers and employees 169,905 options to purchase the Company's common stock for $0.50 per share, in return for their ongoing salary reductions. The options have ten-year terms and vest upon issuance.

             In March 2002, the Company issued to employees, officers, directors and outside consultants 1,191,000 options to purchase the Company's common stock for $0.50 per share. The options have ten-year terms and vest over a four-year period. Unearned stock compensation of approximately $70,000 was recorded as a result of issuing these options.

             In March 2002, the Company issued to the Company's Chairman and CEO 900,000 options to purchase the Company's common stock in connection with his employment contract with the Company. Of this total, 500,000 options have an exercise price of $0.10 per share and vest upon issuance and 400,000 options have an exercise price of $0.50 per share and vest over a two-year period. All options expire on December 31, 2007. Stock based compensation of approximately $50,000 was recorded as a result of issuing these options.

             On March 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, agreed to purchase an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $0.10 per share. The stock purchase is subject to certain conditions, including approval of the resulting change in control of the Company by the National Association of Securities Dealers, Inc. ("NASD") and receipt by Mr. Leeds of appropriate clearance under a non-competition agreement he has with another company. Assuming Mr. Leeds' acquisition of the shares, Mr. Leeds would become our largest shareholder, as well as our Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company's current Chairman and Chief Executive Officer, would become President, Chief Operating Officer and Vice Chairman. Two of our Board members, Mr. Parker and Harry Green, would remain on the Board and Mr. Leeds and two of his designees would round out a new five-member Board. Mr. Parker would also grant Mr. Leeds voting control of his beneficially owned shares for a period of time. Since March 22, 2002, Mr. Leeds has been working for the Company in connection with its recruiting efforts and such other duties as are assigned to him by the Board. He has entered into an employment agreement with the Company, which will be amended and restated at such time as he becomes Chief Executive Officer and Chairman. As part of his employment, Mr. Leeds was also granted options for 7,000,000 shares of common stock at an exercise price of $0.25 per share. These options vest upon issuance and expire on December 31, 2007. The closing of the stock purchase by Mr. Leeds is expected to take place in May 2002.

             In connection with this transaction, on March 15, 2002 and March 28, 2002, Mr. Parker borrowed a total of $250,000 from Marshall T. Leeds for use by Mr. Parker to purchase a total of 2,500,000 shares of the Company's common stock. On May 17, 2002, Mr. Parker borrowed an additional $100,000 from Mr. Leeds to purchase an additional 1,000,000 shares. The total loans of $350,000 are secured by a pledge to Mr. Leeds from Mr. Parker of the 3,500,000 shares he purchased, plus 2,500,000 other shares of common stock previously owned by Mr. Parker. The loans were drawn from the $500,000 amount contemplated by the Stock Purchase Agreement to be paid by Mr. Leeds to purchase 5,000,000 shares of the Company's common stock. The loans provided the Company with capital that was needed immediately in order for it to fund operations and certain of its business obligations. At the closing of the stock purchase discussed in the preceding paragraph, Mr. Leeds will purchase the 3,500,000 shares acquired by Mr. Parker from the Company with the $350,000 of loan proceeds, in exchange for the cancellation of Mr. Parker's indebtedness to Mr. Leeds for the loans. Mr. Leeds will also purchase the remaining 1,500,000 shares for an additional cash payment of $150,000, bringing his total stock purchased to 5,000,000 shares for a total price of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of its operations for the three month period ended March 31, 2002 should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

         Revenues. Revenues for the three months ended March 31, 2002 were $1,848,002 reflecting an increase of $68,089 (or 3.8%) from $1,779,913 for the three months ended March 31, 2001. This increase was largely due to higher revenues received from the Company's new insurance division, which began operating during the first quarter of 2001.

        Expenses. Expenses for the three months ended March 31, 2002 increased by $253,276 (or 14.3%) to $2,023,784 from $1,770,508 for the three months ended
March 31, 2001. The increase in expenses was primarily attributable to an increase in commissions expense due to a different blend of products sold during the periods reported. Such commission expenses were $1,570,286 for the three months ended March 31, 2002, compared with $1,316,631 for the three months ended March 31, 2001. Expenses also included a non-cash item for stock based compensation totaling $54,580 for the three months ended March 31, 2002, compared with $64,844 for the same period in 2001.

         Net Income. Net loss for the three months ended March 31, 2002 was $175,782, reflecting a decrease of $185,187 or (1969%) from a net income of $9,405 for the three months ended March 31, 2001. Net loss for the three months ended March 31, 2002 was -9.51% of revenues, compared to .53% of revenues for the three months ended March 31, 2001. The Company's basic and diluted loss per share was $0.036 for the three months ended March 31, 2002, compared with earnings per share of $0.002 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $163,023 during the three months ended March 31, 2002, compared to net cash used of $230,504 for the three months ended March 31, 2001. The reduction in cash used by operating activities is largely attributable to lower outstanding commissions receivable as of March 31, 2002.

         Cash used in investing activities (capital expenditures) totaled $1,302 and $4,861 during the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were primarily comprised of the Company's replacement of office computer equipment.

         Net cash provided by financing activities totaled $245,345 and $18,009 during the three months ended March 31, 2002 and 2001, respectively. During 2002, financing activities consisted primarily of the private offering and sale of 2,500,000 shares of our common stock for a total purchase price of $250,000, or $.10 per share, which sale was made as part of the transaction with Marshall
T. Leeds as discussed under Item 5 of this report.

         On March 31, 2001, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by the Company's majority shareholder. The note is due on July 30, 2002 and accrues interest at 12% per annum. The subordinated borrowing in the amount of $40,000 is available in computing net capital under the SEC's uniform net capital rule. To the extent that such borrowings are required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) See the transactions described in Item 5 below. In connection with the issuance of securities relating to those transactions, the company relied on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended. Each of the purchasers of securities in those transactions represented to the Company that he is an accredited investor and that he was purchasing the securities for investment purposes only. The securities are restricted and bear a legend accordingly.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

CHANGE OF CONTROL TRANSACTION

         As previously disclosed and announced, on March 22, 2002, the Company, Marshall T. Leeds, and Richard Parker (at that time, the majority shareholder, Chairman of the Board and Chief Executive Officer of the Company) entered into a Stock Purchase Agreement (the "PURCHASE AGREEMENT") pursuant to which Mr. Leeds agreed to purchase, subject to certain conditions, 5,000,000 shares of common stock newly issued by the Company (the "STOCK SALE"), which purchase would make him the majority shareholder of the Company, and to become the Company's Chairman of the Board and Chief Executive Officer.

         On May 22, 2002, the parties closed the Stock Sale (the "CLOSING"), in connection with which the following matters occurred as contemplated:

         - Mr. Leeds became the holder of a majority of the Company's outstanding common stock, and also Chairman of the Board and Chief Executive Officer;

         - Mr. Parker resigned as Chairman of the Board and Chief Executive Officer, and became President, Chief Operating Officer and Vice-Chairman of the Board; and

         - Mr. Leeds and two of his designees, Steven C. Jacobs and Sanford B. Cohen, became directors, joining Mr. Parker and Harry S. Green, who remained on the Board.

         Prior to the Closing, in order to help address the Company's severe cash flow difficulties, the parties agreed to a series of interim loan arrangements whereby Mr. Leeds loaned an aggregate of $350,000 to Mr. Parker for use to purchase an aggregate of 3,500,000 shares of common stock from the Company, in anticipation of those shares subsequently being sold to Mr. Leeds at the Closing by Mr. Parker rather than by the Company. The loans were made on March 15, March 28, and May 17, 2002 in the amounts of $100,000, $150,000, and $100,000, respectively. Mr. Parker used the loan funds for that purpose, thus contributing $350,000 to the Company for 3,500,000 shares of newly issued common stock. The Closing was effected in that manner, so that Mr. Leeds purchased an aggregate of 5,000,000 shares for a total consideration of $500,000, but with 1,500,000 shares being issued directly by the Company for $150,000 and 3,500,000 shares (previously issued to Mr. Parker as part of the above interim loan arrangements) being transferred to him by Mr. Parker in cancellation of the $350,000 of loans.

         Also in connection with the Company's interim need for cash and assistance with its efforts to sustain operations pending the Closing, the parties agreed that Mr. Leeds would begin immediately to work with the Company in connection with its broker recruitment efforts and other select strategic matters. To reflect these arrangements, the Company entered into an employment agreement with Mr. Leeds, to serve as Director of Recruiting, in order to reflect both his commencement of such services as of March 22, 2002, and the grant to him of the fully vested stock option for 7,000,000 shares (with an exercise price of $.25 per share and other terms as previously disclosed) also as of such March 22, 2002. As part of the Closing, Mr. Leeds' interim employment agreement as Director of Recruiting was amended and restated to reflect the long-term arrangements for his service as Chairman and Chief Executive Officer of the Company contemplated by the Purchase Agreement.

         Because the option granted to Mr. Leeds is effective as of his employment commencement date (rather than deferred until the Closing), the parties agreed that the options granted to Mr. Parker in March 2002 (one for 500,000 shares of common stock at an exercise price of $.10 per share, and one for 400,000 shares of common stock at an exercise price of $.50 per share) also would not be subject to the Closing, but would reflect the March 22, 2002 employment commencement date (and option grant and vesting date) of Mr. Leeds. Accordingly, Mr. Parker's option for 500,000 shares vested on March 22, 2002, and the option for 400,000 shares will vest and become exercisable one-half on March 22, 2003 and one-half on March 22, 2004.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The changes described above relating to the options granted to Messrs. Leeds and Parker would have yielded amounts for the beneficial ownership of stock by Messrs. Leeds and Parker prior to the Closing different from those set forth in previous disclosures about the Purchase Agreement and then pending transactions with Mr. Leeds. However, they do not change the amounts previously disclosed for their respective beneficial ownerships as a result of the Closing. The number of shares previously disclosed as actually outstanding and owned by them was not affected by the option changes, either prior to or as a result of the Closing. Their rights under their respective options to acquire shares earlier, which was not exercised by either of them, simply causes their deemed beneficial ownership of certain of the underlying shares to occur (or to be measured for future vesting, in the case of Mr. Parker's options for 400,000 shares) as of March 22, 2002 rather than the closing date of May 22, 2002.

         For convenience and as an update to previously disclosed information (including in the Company's Annual Report on Form 10-KSB), the following table sets forth information as of May 22, 2002, giving effect to the Closing, about the beneficial ownership of (i) more than 5% shareholders, (ii) executive officers named in the Summary Compensation Table, (iii) each director, and (iv) all executive officers and directors as a group:

                                                                      PERCENTAGE                             PERCENTAGE
                                                 NO. OF SHARES         (WITHOUT       NO. OF SHARES            (WITH
                                                (WITHOUT SPECIAL       SPECIAL        (WITH SPECIAL           SPECIAL
NAME OF BENEFICIAL OWNER(1)(2)                     OPTIONS)(3)        OPTIONS(3)        OPTIONS)              OPTIONS)
------------------------------                  ----------------     -----------      -------------          ----------

Marshall T. Leeds ......................          5,000,000(4)          51.6%           12,000,000(5)          71.9%
Richard Parker .........................          4,022,765(6)          38.7%            4,522,765(7)          41.5%
Harry S. Green (8) .....................             97,500              1.0%               97,500              1.0%
Steven C. Jacobs .......................                -0-              -0-                   -0-              -0-
Sanford B. Cohen .......................                -0-              -0-                   -0-              -0-

All officers and directors
         as a group (11 persons) .......          9,536,230(9)          87.9%           17,036,230(10)         92.9%

---------
(1) Unless otherwise noted, the address of each person or entity listed is Summit Brokerage Services, Inc., 25 Fifth Avenue, Indiatlantic, Florida 32903.

(2) Based on 9,691,080 shares actually outstanding, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of May 22, 2002, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Notwithstanding the foregoing, shares over which Mr. Leeds has only voting control are not included in the foregoing beneficial ownership table, but are discussed in footnote
         4 below.

(3) Excludes immediately exercisable options granted to Mr. Leeds and Mr. Parker on March 22, 2002 for 7,000,000 shares and 500,000 shares of common stock, respectively (for purposes of this table, individually and collectively defined as the "Special Options").

(4) Represents 5,000,000 shares of common stock. Excludes 4,290,765 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders' Voting Agreement and Irrevocable Proxy ("Voting Agreement") granted to him by Mr. Parker and his spouse in connection with the Closing, which shares are represented as follows: (i) 3,241,595 outstanding shares beneficially owned by Mr. Parker; and (ii) 1,049,170 shares issuable pursuant to stock options (including Mr. Parker's Special Options referenced in footnote 3 above) which are exercisable within the next 60 days (the "Voting Trust Shares"). However, Mr. Leeds controls approximately 85% of the outstanding voting shares of the Company after including in his beneficial ownership 3,241,595 outstanding shares of Mr. Parker's that are subject to the Voting Agreement.

(5) Includes (i) 5,000,000 shares of common stock, and (ii) Mr. Leeds' Special Options for 7,000,000 shares exercisable within the next 60 days. Excludes the Voting Trust Shares referenced in footnote 4 above. However, Mr. Leeds controls approximately 91.3% of the outstanding voting shares of the Company after including in his beneficial ownership 3,241,595 outstanding shares of Mr. Parker's that are subject to the Voting Agreement.

(6) Includes (i) 2,743,920 shares of common stock; (ii) 497,675 shares owed jointly with his spouse; (iii) 27,000 shares owned by his spouse;
         (iv) 549,170 shares issuable pursuant to stock options exercisable within the next 60 days; (iv) 45,000 shares he and/or his spouse control as trustees of two foundations and a trust; and (v) 160,000 shares issuable pursuant to stock options held by his spouse which are exercisable within the next 60 days.

(7) Includes the shares referenced in footnote 6 above together with 500,000 shares issuable upon exercise of Mr. Parker's Special Options.

(8) Includes 33,000 shares issuable pursuant to stock options exercisable within the next 60 days.

(9) Includes 1,148,635 shares issuable pursuant to options exercisable within the next 60 days. Excludes the Special Options referenced in footnote 3 above.

(10) Includes 8,648,635 shares issuable pursuant to options (including the Special Options) exercisable within the next 60 days.

OTHER ISSUANCES OF OPTIONS

         In March 2002, the Company issued to officers and managers 169,905 options to purchase the Company's common stock for $0.50 per share, in return for their ongoing salary reductions. The options have ten-year terms and vest upon issuance.

         In March 2002, the Company issued to employees, officers, directors and outside consultants 1,191,000 options to purchase the Company's common stock for $0.50 per share. The options have ten-year terms and vest over a four-year period.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

NUMBER            NAME
--------          ------------------------------------------------------------------------------------------------------
3.1               Amended and Restated Articles of Incorporation (1)
3.1.1             Amendment to Amended and Restated Articles of Incorporation (1)
3.1.2             Amendment to Amended and Restated Articles of Incorporated effected March 27, 2002*
3.2               Amended and Restated Bylaws (2)
10.1              2000 Incentive Compensation Plan (3)
10.2              Stock Option Agreement between the Company and Richard Parker (4)
10.3              Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4              Employment Agreement between the Company and Richard Parker (5)
10.5              Employment Agreement between the Company and Mark F. Caulfield (5)
10.6              Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7              Amendment to Secured Demand Note Collateral Agreement (6)
10.8              Employment Agreement between the Company and Michael Dujovne (7)
10.9              Employment Agreement between the Company and Ronald Caprilla (7)
10.10             Stock Purchase Agreement *
10.11             Employment Agreement between the Company and Marshall T. Leeds *
10.12             Stock Option Agreement between the Company and Marshall T. Leeds *
10.13             Stock Option Agreement between the Company and Richard Parker *
10.14             Stock Option Agreement between the Company and Richard Parker *

---------
*        Filed herewith.

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.

(2) Exhibit 3.2 filed with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company's Quarterly Report for the fiscal quarter ended September 30, 201, on Form 10-QSB, file no. 000-29337.

(3) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.

(4)      Incorporated by reference to the Company's Information Statement on
         Schedule 14C, filed September 26, 2000, file no. 000-29337.

(5) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.

(6) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.

(7) Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002, file no. 000-29337.

(B)      REPORTS ON FORM 8-K

         On March 22, 2002, the Company filed a Current Report on Form 8-K to report a pending change in control.

                        SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUMMIT BROKERAGE SERVICES, INC.

Date: May 24, 2002                 /s/ Richard Parker
                                    -------------------------------------------
                                    President

                                    /s/ Mark F. Caulfield
                                    -------------------------------------------
                                    Chief Financial Officer

                                 EXHIBIT INDEX


3.1.2    Amendment to Amended and Restated Articles of Incorporation
10.10    Stock Purchase Agreement
10.11    Employment Agreement between the Company and Marshall T. Leeds
10.12    Stock Option Agreement between the Company and Marshall T. Leeds
10.13    Stock Option Agreement between the Company and Richard Parker
10.14    Stock Option Agreement between the Company and Richard Parker