Form 10QSB
period 2002-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2002-08-19
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No: 0-29337

SUMMIT BROKERAGE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3202578
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

25 Fifth Avenue
Indiatlantic, Florida 32903
(321) 724-2303

(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2002

Common Stock
Par value $.0001 per share	10,291,080

Transitional Small Business Disclosure Format    ☐ Yes           ☒ No

SUMMIT BROKERAGE SERVICES, INC.

FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (file no. 000-29337.)

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition
June 30, 2002 (Unaudited)

ASSETS
Cash and cash equivalents	$19,369
Cash with clearing broker	25,095
Investments available-for-sale	14,302
Commissions receivable	384,569
Prepaid expenses	57,872
Other receivables, net of allowance for doubtful accounts of $14,040	147,148
Due from related parties	13,810
Secured demand notes receivable	40,000
Property and equipment at cost, less accumulated depreciation of $200,936	141,886

TOTAL ASSETS	$844,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$239,371
Accrued commission expense	170,790
Deferred income	15,546
Note payable	25,622
Obligations under capital leases	5,259
Due to related party	200

TOTAL LIABILITIES	456,788
LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS	40,000
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized, 150,000 shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 20,000,000 shares; 10,300,064 issued and 10,291,080 outstanding	1,030
Additional paid-in capital	3,793,699
Unearned stock compensation	(54,424)
Treasury stock, at cost	(5,390)
Accumulated other comprehensive income	2,152
Subscriptions receivable	(10,250)
Accumulated deficit	(3,379,567)

TOTAL STOCKHOLDERS’ EQUITY	347,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,051

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	For The Six Months Ended
	June 30,

	2002	2001

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,268,687	$3,523,300
Interest and dividends	36,696	29,752
Other	1,598	21,801

	3,306,981	3,574,853
EXPENSES
Commissions	2,868,667	2,811,296
Occupancy	58,281	57,876
Stock based compensation/consultant expenses	72,280	122,868
Salaries and benefits	348,695	402,392
Recruiting expense	62,891	60,618
Legal expense	160,840	42,817
Other operating expenses	411,805	228,554

	3,983,459	3,726,421

NET LOSS BEFORE INCOME TAXES	(676,478)	(151,568)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(676,478)	(151,568)

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING	6,629,755	4,702,548

BASIC AND DILUTED LOSS PER SHARE	$(0.102)	(0.0322)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net loss	$(676,478)	$(151,568)
UNREALIZED LOSS ON SECURITIES
Unrealized holding losses arising during the period	(508)	(865)

OTHER COMPREHENSIVE LOSS	(508)	(865)

COMPREHENSIVE LOSS	$(676,986)	$(152,433)

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	For The Three Months Ended
	June 30,

	2002	2001

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$1,438,521	$1,778,782
Interest and dividends	18,860	12,607
Other	1,598	3,551

	1,458,979	1,794,940
EXPENSES
Commissions	1,298,381	1,494,665
Occupancy	28,112	28,938
Stock based compensation / consultant expenses	17,700	58,024
Salaries and benefits	186,591	229,516
Recruiting expense	32,891	30,000
Legal expense	133,589	13,186
Other operating expenses	262,411	101,584

	1,959,675	1,995,913

NET LOSS BEFORE INCOME TAXES	(500,696)	(160,973)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(500,696)	(160,973)

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING	8,371,300	4,702,548

BASIC AND DILUTED LOSS PER SHARE	$(0.060)	(0.0342)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net loss	$(500,696)	$(160,973)
UNREALIZED LOSS ON SECURITIES
Unrealized holding losses arising during the period	(1,258)	(340)

OTHER COMPREHENSIVE LOSS	(1,258)	(340)

COMPREHENSIVE LOSS	$(501,954)	$(161,313)

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended
	June 30,

	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(676,478)	$(151,568)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,090	21,582
Stock based compensation / consultant expenses	72,280	122,868
Changes in:
Cash with clearing broker	(33)	41
Commissions receivable	140,003	(440,235)
Other receivable	6,874	(28,758)
Prepaid expenses	5,566	19,609
Due from related parties	33,829	(33,538)
Accounts payable and accrued expenses	79,224	(54,241)
Accrued commission expense	(293,094)	278,881
Deferred income	(36,787)	17,000

Net cash used in operating activities	(648,526)	(248,359)

Cash flows from investing activities
Purchase of property and equipment	(5,552)	(4,861)
Cash flows from financing activities
Issuance of preferred stock	—	95,248
Issuance of common stock	650,000	—
Issuance of treasury stock	10,848	25,460
Payments on note payable	(24,378)	—
Payments on capital lease obligation	(6,241)	(3,876)

Net cash provided by financing activities	630,229	116,832

Net decrease in cash and cash equivalents	(23,849)	(136,388)
Cash and cash equivalents at beginning of period	43,218	226,150

Cash and cash equivalents at end of period	$19,369	$89,762

See accompanying notes to financial statements.

Summit Brokerage Services, Inc. And Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1 — GENERAL

The condensed consolidated financial statements for the six month periods ended June 30, 2002 and June 30, 2001 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2001 and 2000. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

NOTE 2 — DUE FROM/TO RELATED PARTIES

At June 30, 2002, the Company has advances receivable of $13,810 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company’s behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $16,183 at December 31, 2001. During the six months ended June 30, 2002, $2,373 was repaid to the Company. The related company is 100% owned by a shareholder who is also a shareholder of Summit Brokerage Services, Inc.

NOTE 3 — BILLED RECEIVABLES

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

NOTE 4 — STOCKHOLDERS EQUITY

Common stock and additional paid-in capital increased by $500,000 due to the sale of 5,000,000 shares of common stock for $0.10 per share during the six-month period ended June 30, 2002. See the next to last paragraph of Note 4 for further discussion regarding the sale of these shares.

Common stock and additional paid-in capital increased by $150,000 due to the sale of 600,000 shares of common stock for $0.25 per share during the six-month period ended June 30, 2002. These shares of common stock were sold upon exercise of 600,000 options issued to the Company’s current CEO and Chairman of the Board of Directors (see Note 6).

On March 27, 2002, the Company amended its Articles of Incorporation to change the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 5,000,000 to 150,000 shares.

The 125,000 shares of outstanding preferred stock as of June 30, 2002 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a

NOTE 4 — STOCKHOLDERS EQUITY (Continued)

denominator representing the per share price that is the lower of the (a) closing price and (b) the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock.

The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of June 30, 2002 approximated $15,800.

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

At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share) together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, or in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

On May 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, purchased an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $0.10 per share. Mr. Leeds has become our largest shareholder, as well as our Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company’s former Chairman and Chief Executive Officer, has become President, Chief Operating Officer and Vice Chairman. Two of our Board members, Mr. Parker and Harry Green, will remain on the Board and Mr. Leeds and two of his designees, Steven C. Jacobs and Sanford B. Cohen, round out a new five-member Board. Mr. Parker has also granted Mr. Leeds voting control of his beneficially owned shares for a period of time. Since March 22, 2002, Mr. Leeds had been working for the Company in connection with its recruiting efforts and such other duties as were assigned to him by the Board.

In connection with this transaction, on March 15, 2002 and March 28, 2002, Mr. Parker borrowed a total of $250,000 from Mr. Leeds for use by Mr. Parker to purchase a total of 2,500,000 shares of the Company’s common stock. On May 17, 2002, Mr. Parker borrowed an additional $100,000 from Mr. Leeds to purchase an additional 1,000,000 shares. The total loans of $350,000 were secured by a pledge to Mr. Leeds from Mr. Parker of the 3,500,000 shares he purchased, plus 2,500,000 other shares of common stock previously owned by Mr. Parker. The loans were drawn from the $500,000 amount contemplated by the Stock Purchase Agreement paid by Mr. Leeds to purchase 5,000,000 shares of the Company’s common stock. The loans provided the Company with capital that was needed immediately in order for it to fund operations and certain of its business obligations. At the closing of the stock purchase discussed in the preceding paragraph, Mr. Leeds purchased the 3,500,000 shares acquired by Mr. Parker from the Company with the $350,000 of loan proceeds, in exchange for the cancellation of Mr. Parker’s indebtedness to Mr. Leeds for the loans. Mr. Leeds also purchased the remaining 1,500,000 shares for an additional cash payment to the Company of $150,000, bringing his total stock purchased to 5,000,000 shares for a total price of $500,000.

NOTE 5 – NET CAPITAL REQUIREMENT

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2002, the Company had net capital of $72,630, which was $22,630 in excess of its required minimum net capital of $50,000. The Company’s aggregate indebtedness to net capital ratio was 6 to 1 at June 30, 2002.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In March 2002, the Company issued to officers and employees 169,905 options to purchase the Company’s common stock for $0.50 per share, in return for their ongoing salary reductions. The options have ten-year terms and vest upon issuance.

In March 2002, the Company issued to employees, officers, directors and outside consultants 1,191,000 options to purchase the Company’s common stock for $0.50 per share. The options have ten-year terms and vest over a four-year period. Unearned stock compensation of approximately $70,000 was recorded as a result of issuing these options.

In March 2002, the Company issued to the Company’s current President, COO and Vice Chairman 900,000 options to purchase the Company’s common stock in connection with his employment contract with the Company. Of this total, 500,000 options have an exercise price of $0.10 per share and vest upon issuance and 400,000 options have an exercise price of $0.50 per share and vest over a two-year period. All options expire on December 31, 2007. Stock-based compensation of approximately $50,000 was recorded as a result of issuing these options.

In March 2002, the Company issued to the Company’s current CEO and Chairman of the Board of Directors, 7,000,000 options to purchase the Company’s common stock at an exercise price of $0.25 per share. These options vest upon issuance and expire on December 31, 2007. These options were issued in connection with his employment contract with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of its operations for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Comparison of Three Months Ended June 30, 2002 and June 30, 2001

     Revenues. Revenues for the three months ended June 30, 2002 were $1,458,979, reflecting a decrease of $335,961 (or -18.7%) from $1,794,940 for the three months ended June 30, 2001. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

     Expenses. Expenses for the three months ended June 30, 2002 decreased by $36,238 (or -1.8%) to $1,959,675 from $1,955,913 for the three months ended June 30, 2001. The reduction in expenses was largely attributable to the related direct costs of revenues-commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $1,298,381 for the three months ended June 30, 2002 compared with $1,494,665 for the three months ended June 30, 2001, and were substantially offset by the increase in legal and professional costs related to the transaction with Marshall T. Leeds discussed under Item 5 of this Report.

     Net Loss. Net loss for the three months ended June 30, 2002 was $500,696, reflecting an increase of $339,723 (or 211%) from a net loss of $160,973 during the three months ended June 30, 2001. The increased net loss was the result of both lower revenues as well as increased legal and professional costs. Net loss for the three months ended June 30, 2002 was -34.32% % of revenues, compared to a net loss of -8.97% for the three months ended June 30, 2001. The Company’s basic loss per share was ($0.060) for the three months ended June 30, 2002, compared to a per share loss of ($0.0342) for the three months ended June 30, 2001.

Comparison of Six Months Ended June 30, 2002 and June 30, 2001

     Revenues. Revenues for the six months ended June 30, 2002 were $3,306,981, reflecting a decrease of $267,872 (or –7.5%) from $3,574,853 for the six months ended June 30, 2001. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

     Expenses. Expenses for the six months ended June 30, 2002 increased by $257,038 (or 6.9%) to $3,983,459 from $3,726,421 for the six months ended June 30, 2001. The increase in expenses was largely attributable to the legal and professional costs related to the transaction with Marshall T. Leeds discussed under Item 5 of this Report.

     Net Loss. Net loss for the six months ended June 30, 2002 was $676,478, reflecting an increase of $524,910 (or 346.3%) from a net loss of $151,568 during the six months ended June 30, 2001. The increased net loss was the result of both lower revenues as well as increased legal and professional costs. Net loss for the six months ended June 30, 2002 was -20.46% of revenues, compared to a net loss of –4.24% for the six months ended June 30, 2001. The Company’s basic loss per share was ($0.102) for the six months ended June 30, 2002, compared to a per share loss of ($0.0322) for the six months ended June 30, 2001.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($648,526) during the six months ended June 30, 2002, compared to net cash used of ($248,359) for the six months ended June 30, 2001. The increase in cash used by operating activities is a result of the comparable decrease in net income between the two periods.

     Cash used in investing activities (capital expenditures) totaled ($5,552) and ($4,861) during the six months ended June 30, 2002 and 2001, respectively. Capital expenditures were primarily comprised of the Company’s replacement of office equipment.

     Net cash provided by financing activities totaled $630,229 and $116,832 during the six months ended June 30, 2002 and 2001, respectively. During 2002, financing activities consisted primarily of the private offering and sale of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $.10 per share, which sale was made as part of the transaction with Marshall T. Leeds as discussed under Item 5 of this report.

     On June 27, 2002, Mr. Leeds purchased an additional 600,000 shares of common stock through partial exercise of his options, at a purchase price of $.25 per share for a total consideration of $150,000.

     On March 31, 2001, the Company entered into a secured demand note collateral agreement with a corporation 100% owned by the Company’s majority shareholder. The note was due on April 30, 2002 and accrues interest at 12% per annum. The subordinated borrowing in the amount of $40,000 is available in computing net capital under the SEC’s uniform net capital rule. To the extent that such borrowings are required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid. Due to the Company’s current net capital position, it has not yet been repaid.

     Due to the current condition of the economy and financial markets, which have negatively impacted the Company’s revenues, the Company will need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

     Inflation. Inflation has not been a major factor in the Company’s business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

PART II- OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Change of Control Transaction

     As previously disclosed and announced, on March 22, 2002, the Company, Marshall T. Leeds, and Richard Parker (at that time, the majority shareholder, Chairman of the Board and Chief Executive Officer of the Company) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which Mr. Leeds agreed to purchase, subject to certain conditions, 5,000,000 shares of common stock newly issued by the Company (the “Stock Sale”), which purchase would make him the majority shareholder of the Company, and to become the Company’s Chairman of the Board and Chief Executive Officer.

     On May 22, 2002, the parties closed the Stock Sale (the “Closing”), in connection with which the following matters occurred as contemplated:

•	Mr. Leeds became the holder of a majority of the Company’s outstanding common stock, and also Chairman of the Board and Chief Executive Officer;

•	Mr. Parker resigned as Chairman of the Board and Chief Executive Officer, and became President, Chief Operating Officer and Vice-Chairman of the Board; and

•	Mr. Leeds and two of his designees, Steven C. Jacobs and Sanford B. Cohen, became directors, joining Mr. Parker and Harry S. Green, who remained on the Board.

     Prior to the Closing, in order to help address the Company’s severe cash flow difficulties, the parties agreed to a series of interim loan arrangements whereby Mr. Leeds loaned an aggregate of $350,000 to Mr. Parker for use to purchase an aggregate of 3,500,000 shares of common stock from the Company, in anticipation of those shares subsequently being sold to Mr. Leeds at the Closing by Mr. Parker rather than by the Company. The loans were made on March 15, March 28, and May 17, 2002 in the amounts of $100,000, $150,000, and $100,000, respectively. Mr. Parker used the loan funds for that purpose, thus contributing $350,000 to the Company for 3,500,000 shares of newly issued common stock. The Closing was effected in that manner, so that Mr. Leeds purchased an aggregate of 5,000,000 shares for a total consideration of $500,000, but with 1,500,000 shares being issued directly by the Company for $150,000 and 3,500,000 shares (previously issued to Mr. Parker as part of the above interim loan arrangements) being transferred to him by Mr. Parker in cancellation of the $350,000 of loans. Immediately after the Closing, Mr. Leeds was deemed to own approximately 51.6% of the Company’s issued and outstanding common stock.

     Also in connection with the Company’s interim need for cash and assistance with its efforts to sustain operations pending the Closing, the parties agreed that Mr. Leeds would begin immediately to work with the Company in connection with its broker recruitment efforts and other select strategic matters. To reflect these arrangements, the Company entered into an employment agreement with Mr. Leeds, to serve as Director of Recruiting, in order to reflect both his commencement of such services as of March 22, 2002, and the grant to him of the fully vested stock option for 7,000,000 shares (with an exercise price of $.25 per share and other terms as previously disclosed) also as of such March 22, 2002. As part of the Closing, Mr. Leeds’ interim employment agreement as Director of Recruiting was amended and restated to reflect the long-term arrangements for his service as Chairman and Chief Executive Officer of the Company contemplated by the Purchase Agreement. Assuming the exercise of all of Mr. Leeds’ options immediately after Closing, Mr. Leeds would have been deemed to beneficially own 71.9% of the issued and outstanding common stock.

     Because the option granted to Mr. Leeds was changed to March 22, 2002 (rather than deferred until the Closing), the parties agreed that the options granted to Mr. Parker in March 2002 (one for 500,000 shares of common stock at an exercise price of $.10 per share, and one for 400,000 shares of common stock at an exercise price of $.50 per share) also would not be subject to the Closing, but would reflect the March 22, 2002 employment commencement date (and option grant and vesting date) of Mr. Leeds. Accordingly, Mr. Parker’s option for 500,000 shares vested on March 22, 2002, and the option for 400,000 shares will vest and become exercisable one-half on March 22, 2003 and one-half on March 22, 2004.

     In connection with the Closing, Mr. Parker and his spouse granted to Mr. Leeds under the terms of a Shareholders’ Voting Agreement and Irrevocable Proxy (“Voting Agreement”), sole voting control over the following shares: (i) 3,241,595 outstanding shares beneficially owned by Mr. Parker and/or his spouse (which, together with Mr. Leeds’ share ownership, gave Mr. Leeds voting control of approximately 85% of the issued and outstanding shares of common stock as of May 22, 2002); and (ii) 1,049,170 shares issuable pursuant to stock options held by Mr. Parker (which, together with Mr. Leeds’ shares, and assuming exercise of these options and Mr. Leeds options, would give Mr. Leeds beneficial control over approximately 91.3% of the outstanding voting shares of the Company as of May 22, 2002).

     On June 27, 2002, Mr. Leeds purchased 600,000 shares of common stock through partial exercise of his options, at a purchase price of $.25 per share for a total consideration of $150,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)
3.1.1	Amendment to Amended and Restated Articles of Incorporation (1)
3.1.2	Amendment to Amended and Restated Articles of Incorporated effected March 27, 2002 (8)
3.2	Amended and Restated Bylaws (2)
10.1	2000 Incentive Compensation Plan (3)
10.2	Stock Option Agreement between the Company and Richard Parker (4)
10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4	Employment Agreement between the Company and Richard Parker (5)
10.5	Employment Agreement between the Company and Mark F. Caulfield (5)
10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7	Amendment to Secured Demand Note Collateral Agreement (6)
10.8	Employment Agreement between the Company and Michael Dujovne (7)
10.9	Employment Agreement between the Company and Ronald Caprilla (7)
10.10	Stock Purchase Agreement (8)
10.11	Employment Agreement between the Company and Marshall T. Leeds (8)
10.12	Stock Option Agreement between the Company and Marshall T. Leeds (8)
10.13	Stock Option Agreement between the Company and Richard Parker (8)
10.14	Stock Option Agreement between the Company and Richard Parker (8)
10.15	Employment Agreement between the Company and Richard Parker*
10.16	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds*
10.17	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker*
10.18	Commercial Lease between the Company and First America Living Trust*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB, file no. 000-29337.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002, file no. 000-29337.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002, file no. 000-29337.

(b) Reports on Form 8-K

     On June 6, 2002, the Company filed a Current Report on Form 8-K dated May 22, 2002 to report a change in control.

SUMMIT BROKERAGE SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BROKERAGE SERVICES, INC.

Date: August 16, 2002	/s/ Marshall T. Leeds Chairman / Chief Executive Officer

Date: August 16, 2002	/s/ Mark F. Caulfield Chief Financial Officer

EXHIBIT INDEX

10.15	Employment Agreement between the Company and Richard Parker
10.16	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds
10.17	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker
10.18	Commercial Lease between the Company and First America Living Trust
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.