Form 10QSB
period 2002-09-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2002-11-14
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2002.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ______________

                           Commission File No: 0-29337

                         SUMMIT BROKERAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                  59 - 3202578
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS             OUTSTANDING AS OF NOVEMBER 7, 2002
                 -----             ----------------------------------
              Common Stock
       Par value $.0001 per share              11,991,080


Transitional Small Business Disclosure Format Yes [ ]  No [X]

                         SUMMIT BROKERAGE SERVICES, INC.

                                      INDEX


                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION:

    Item 1. Financial Statements

        Condensed Consolidated Statement of Financial Condition at September 30, 2002       3

        Condensed Consolidated Statements of Income (Loss) and
        Comprehensive Income (Loss) for the Nine months ended September 30, 2002
        and 2001                                                                            4

        Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
        for the Three Months Ended September 30, 2002 and 2001                              5

        Condensed Consolidated Statements of Cash Flows for the Nine months Ended
        September 30, 2002 and 2001                                                         6

        Notes to Unaudited Condensed Consolidated Financial Statements                      7

    Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                         11

    Item 3. Controls and Procedures                                                        12

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                              13

    Item 2. Changes in Securities and Use of Proceeds                                      13

    Item 3. Defaults Upon Senior Securities                                                13

    Item 4. Submissions of Matters to a Vote of Security Holders                           14

    Item 5. Other Information                                                              14

    Item 6. Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                 17


                           FORWARD LOOKING STATEMENTS

        This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the Company's ability to compete with major established companies; the Company's ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001 (file no. 000-29337.)

ITEM 1. FINANCIAL STATEMENTS

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Financial Condition
September 30, 2002 (Unaudited)


ASSETS

  Cash and cash equivalents                                                              $   178,215
  Cash with clearing broker                                                                   25,055
  Investments available-for-sale                                                               3,300
  Commissions receivable                                                                     462,675
  Prepaid expenses                                                                            50,157
  Other receivables, net of allowance for doubtful accounts of $14,040                       172,012
  Due from related parties                                                                    15,966
  Secured demand notes receivable                                                             40,000
  Property and equipment at cost, less accumulated depreciation of $210,981                  132,677
                                                                                         -----------

                                                                       TOTAL ASSETS      $ 1,080,057
                                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable and accrued expenses                                                  $   330,296
  Accrued commission expense                                                                 231,927
  Note payable                                                                                12,970
  Obligations under capital leases                                                             2,679
                                                                                         -----------

                                                                  TOTAL LIABILITIES          577,872

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                       40,000

STOCKHOLDERS' EQUITY

  Preferred stock, 5,000,000 shares authorized, 150,000 shares designated as
    Series A 12% cumulative convertible; par value $0.0001 per share;
    125,000 Series A issued and outstanding (liquidation preference of $125,000)                  13
  Common stock, par value $0.0001 per share; authorized 50,000,000 shares;
    11,700,064 issued and 11,691,080 outstanding                                               1,170
  Additional paid-in capital                                                               4,375,049
  Unearned stock compensation                                                               (259,748)
  Treasury stock, at cost                                                                     (5,390)
  Subscriptions receivable                                                                   (10,250)
  Accumulated deficit                                                                     (3,638,659)
                                                                                         -----------

                                                         TOTAL STOCKHOLDERS' EQUITY          462,185
                                                                                         -----------

                                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,080,057
                                                                                         ===========


                 See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)


                                                                           For The Nine Months Ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                             2002              2001
                                                                         -----------       -----------
                                                                         (UNAUDITED)       (Unaudited)
REVENUES
  Commissions                                                            $ 4,814,423       $ 5,478,862
  Interest and dividends                                                      53,624            43,238
  Other                                                                        7,661            29,650
                                                                         -----------       -----------
                                                                           4,875,708         5,551,750

EXPENSES

  Commissions                                                              4,120,382         4,466,706
  Occupancy                                                                   84,742            86,814
  Stock based compensation/consultant expenses                               118,456           178,942
  Salaries and benefits                                                      509,755           565,519
  Recruiting expense                                                          78,129            91,135
  Legal expense                                                              221,386            43,613
  Other operating expenses                                                   676,428           393,004
                                                                         -----------       -----------
                                                                           5,809,278         5,825,733
                                                                         -----------       -----------

                                       NET LOSS BEFORE INCOME TAXES         (933,570)         (273,983)

PROVISION FOR INCOME TAXES                                                        --                --
                                                                         -----------       -----------

                                                           NET LOSS      $  (933,570)         (273,983)
                                                                         ===========       ===========

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING                                     8,050,422         4,702,548
                                                                         ===========       ===========

BASIC AND DILUTED LOSS PER SHARE                                         $     (0.12)            (0.06)
                                                                         ===========       ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX

  Net loss                                                               $  (933,570)      $  (273,983)

UNREALIZED LOSS ON SECURITIES

  Unrealized holding losses arising during the period                         (2,660)             (865)
                                                                         -----------       -----------

                                           OTHER COMPREHENSIVE LOSS           (2,660)             (865)
                                                                         -----------       -----------

                                                 COMPREHENSIVE LOSS      $  (936,230)      $  (274,848)
                                                                         ===========       ===========


                 See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)


                                                                            For The Three Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                             2002              2001
                                                                         ------------       -----------
                                                                          (UNAUDITED)       (Unaudited)
REVENUES

  Commissions                                                            $  1,545,736       $ 1,955,562
  Interest and dividends                                                       16,928            13,486
  Other                                                                         6,063             7,849
                                                                         ------------       -----------
                                                                            1,568,727         1,976,897

EXPENSES

  Commissions                                                               1,251,715         1,655,410
  Occupancy                                                                    26,461            28,938
  Stock based compensation/consultant expenses                                 46,176            56,074
  Salaries and benefits                                                       161,060           163,127
  Recruiting expense                                                           15,238            30,517
  Legal expense                                                                60,546               796
  Other operating expenses                                                    264,623           164,450
                                                                         ------------       -----------
                                                                            1,825,819         2,099,312
                                                                         ------------       -----------

                                       NET LOSS BEFORE INCOME TAXES          (257,092)         (122,415)

PROVISION FOR INCOME TAXES                                                         --                --
                                                                         ------------       -----------

                                                           NET LOSS      $   (257,092)         (122,415)
                                                                         ============       ===========

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING                                     10,845,428         4,702,548
                                                                         ============       ===========

BASIC AND DILUTED LOSS PER SHARE                                         $      (0.02)            (0.03)
                                                                         ============       ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX

  Net loss                                                               $   (257,092)      $  (122,415)

UNREALIZED LOSS ON SECURITIES

  Unrealized holding losses arising during the period                          (2,152)               --
                                                                         ------------       -----------

                                           OTHER COMPREHENSIVE LOSS            (2,152)               --
                                                                         ------------       -----------

                                                 COMPREHENSIVE LOSS      $   (259,244)      $  (122,415)
                                                                         ============       ===========


                 See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows


                                                             For The Nine Months Ended
                                                                    September 30,
                                                             -------------------------
                                                                2002            2001
                                                             ---------       ---------
                                                            (UNAUDITED)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                   $(933,570)      $(273,983)
  Adjustments to reconcile net loss to net cash used in
        operating activities
      Depreciation                                              30,135          31,628
      Stock based compensation/consultant expenses             118,456         178,942
      Loss on disposal of assets                                 8,850              --
      Changes in:
          Cash with clearing broker                                  7              62
          Commissions receivable                                61,897        (113,215)
          Other receivable                                     (17,990)        (44,107)
          Prepaid expenses                                      13,281          27,788
          Due from related parties                              31,673           2,287
          Accounts payable and accrued expenses                170,149         (63,482)
          Accrued commission expense                          (231,957)         36,040
          Deferred income                                      (52,333)         43,267
          Due to related parties                                  (200)           (200)
                                                             ---------       ---------
               Net cash used in operating activities          (801,602)       (174,973)
                                                             ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (6,388)        (94,150)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                       --         120,248
  Preferred stock dividend                                      (2,000)             --
  Issuance of common stock                                     979,990              --
  Issuance of treasury stock                                    10,848          25,460
  Payments on note payable                                     (37,030)             --
  Payments on capital lease obligation                          (8,821)         (8,056)
                                                             ---------       ---------
      Net cash provided by financing activities                942,987         137,652
                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           134,997        (131,471)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                43,218         226,150
                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 178,215       $  94,679
                                                             =========       =========


                 See accompanying notes to financial statements.

                SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - GENERAL

        The condensed consolidated financial statements for the nine month periods ended September 30, 2002 and September 30, 2001 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2001 and 2000. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

        Due to the current condition of the economy and financial markets, which have negatively impacted the Company's revenues, the Company will need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

NOTE 2 - DUE FROM/TO RELATED PARTIES

        At September 30, 2002, the Company has advances receivable of $15,966 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company's behalf. Summit Brokerage Services, Inc. had a receivable from this related party of $16,183 at December 31, 2001. During the nine months ended September 30, 2002, $217 was repaid to the Company. The related company is 100% owned by an individual who is also a stockholder and an officer and director of Summit Brokerage Services, Inc.

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

        On August 24, 2002, at the annual meeting of the Company's shareholders, the following, among other items, were approved: (i) Amendment to the Company's Amended and Restated Articles of Incorporation, to increase the Company's authorized common stock from 20,000,000 shares to 50,000,000 shares; (ii) Increase in the number of shares of common stock reserved for issuance under the Company's 2000 Incentive Compensation Plan from 900,000 shares to 4,000,000 shares.

        The 125,000 shares of outstanding preferred stock as of September 30, 2002 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock.

        The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of September 30, 2002 approximated $17,550. Preferred stock dividends declared and paid in 2002 amounted to $2,000.

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

        On May 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, purchased an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $0.10 per share. On that date, Mr. Leeds became our largest shareholder, as well as our Chief Executive Officer and Chairman of the Board of Directors; and Richard Parker, the Company's former Chairman and Chief Executive Officer, became President, Chief Operating Officer and Vice Chairman. Also on that date, the Board was reconstituted whereby two of our Board members, Mr. Parker and Harry Green, remained on the Board and Mr. Leeds and two of his designees rounded out a new five-member Board. Mr. Parker also granted Mr. Leeds voting control of his beneficially owned shares for a period of time. Prior to his appointment as Chairman and CEO, Mr. Leeds had been working for the Company since March 22, 2002 in connection with its recruiting efforts and such other duties as were assigned to him by the Board.

        In connection with this transaction, on March 15, 2002 and March 28, 2002, Mr. Parker borrowed a total of $250,000 from Marshall T. Leeds for use by Mr. Parker to purchase a total of 2,500,000 shares of the Company's common stock. On May 17, 2002, Mr. Parker borrowed an additional $100,000 from Mr. Leeds to purchase an additional 1,000,000 shares. The total loans of $350,000 were secured by a pledge to Mr. Leeds from Mr. Parker of the 3,500,000 shares he purchased, plus 2,500,000 other shares of common stock previously owned by Mr. Parker. The loans were drawn from the $500,000 amount contemplated by the Stock Purchase Agreement paid by Mr. Leeds to purchase 5,000,000 shares of the Company's common stock. The loans provided the Company with capital that was needed immediately in order for it to fund operations and certain of its business obligations. At the closing of the stock purchase discussed in the preceding paragraph, Mr. Leeds purchased the 3,500,000 shares acquired by Mr. Parker from the Company with the $350,000 of loan proceeds, in exchange for the cancellation of Mr. Parker's indebtedness to Mr. Leeds for the loans. Mr. Leeds also purchased the remaining 1,500,000 shares for an additional cash payment of $150,000, bringing his total stock purchased to 5,000,000 shares for a total price of $500,000.

        Common stock and additional paid-in capital increased by $300,000 due to the sale of 1,200,000 shares of common stock for $0.25 per share during the nine-month period ended September 30, 2002. These shares of common stock were sold upon exercise of 1,200,000 options issued to the Company's current CEO and Chairman of the Board of Directors (see Note
        6).

        In July 2002, the Company sold 200,000 shares of Series B Preferred Stock for net proceeds of approximately $180,000 in a private placement of Series B Preferred Stock. The Series B Preferred Stock private placement was subsequently terminated without further sales and the investor's shares of Series B Preferred Stock were converted into 800,000 shares of common stock of the Company at an effective conversation rate of $0.25 per share. In connection with the offering of Series B Preferred Stock, the Company filed an amendment to its Amended and Restated Articles of Incorporation designating 2,500,000 shares of its blank check preferred stock as 8% Series B Cumulative Convertible Preferred Stock; however, the Company terminated that offering and no shares of Series B Preferred Stock are outstanding. The Company intends to further amend its Amended and Restated Articles of Incorporation to delete the Series B Preferred Stock and recast those 2,500,000 shares as blank check preferred stock, available for re-designation as another series of preferred stock as may be determined by the Company's Board of Directors in the future.

NOTE 5 - NET CAPITAL REQUIREMENT

        The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2002, the Company had net capital of $104,010, which was $54,010 in excess of its required minimum net capital of $50,000. The Company's aggregate indebtedness to net capital ratio was 5 to 1 at September 30, 2002.

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

        In March 2002, the Company issued to the Company's current President, COO and Vice Chairman 900,000 options to purchase the Company's common stock in connection with his employment contract with the Company. Of this total, 500,000 options have an exercise price of $0.10 per share and vest upon issuance and 400,000 options have an exercise price of $0.50 per share and vest over a two-year period. All options expire on December 31, 2007. Stock-based compensation of approximately $50,000 was recorded as a result of issuing these options.

        In March 2002, the Company issued to the Company's current CEO and Chairman of the Board of Directors, 7,000,000 options to purchase the Company's common stock at an exercise price of $0.25 per share. These options vest upon issuance and expire on December 31, 2007. These options were issued in connection with his employment contract with the Company.

        In August 2002, the Company issued to its registered representatives 594,215 options to purchase the Company's common stock. The options have an exercise price of $0.75 per share and vest over a three year period. The options expire in August 2012. Also in August 2002, the Company issued an aggregate of 50,000 options to a board member and a consultant. These options have an exercise price of $0.50 per share and vested upon issuance. These options expire on August 2003. Unearned stock compensation of approximately $251,000 was recorded as a result of issuing these options.

NOTE 7 -- SUBSEQUENT EVENTS

        On October 14, 2002, the Company began a private offering of its common stock. The offering consists of a minimum of 6,000,000 common stock shares for an aggregate purchase price of $1,500,000 up to a maximum of 20,000,000 common stock shares for an aggregate purchase price of $5,000,000, offered for sale at a subscription price of $.25 per common stock share. This offering is made only to "accredited investors" as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's financial condition and results of its operations for the three and nine month periods ended September 30, 2002 and 2001 should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

        COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30,
        2001

        Revenues. Revenues for the three months ended September 30, 2002 were $1,568,727 reflecting a decrease of $408,170 (or -20.6%) from $1,976,897 for the three months ended September 30, 2001. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

        Expenses. Expenses for the three months ended September 30, 2002 decreased by $273,493 (or -13.0%) to $1,825,819 from $2,099,312 for the three months ended September 30, 2001. The reduction in expenses was largely attributable to the related direct costs of revenues-commissions expense (the payments to the registered representatives for their portion of the revenue). Such commission expenses were $1,251,715 (or 81% of commission revenue) for the three months ended September 30, 2002 compared with $1,655,410 (or 84% of commission revenue ) for the three months ended September 30, 2001.

        Net Loss. Net loss for the three months ended September 30, 2002 was ($257,092), reflecting an increase of $134,677 (or 110.0%) from a net loss of ($122,415) during the three months ended September 30, 2001. The increased net loss was primarily due to decreased revenues. Net loss for the three months ended September 30, 2002 was -16.4% of revenues, as compared to -6.2% for the three months ended September 30, 2001. The Company's basic loss per share was ($0.02) for the three months ended September 30, 2002, compared to a per share loss of ($0.03) for the three months ended September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

        Revenues. Revenues for the nine months ended September 30, 2002 were $4,875,708, reflecting a decrease of $676,042 (or --12.2%) from $5,551,750 for the nine months ended September 30, 2001. This decrease was due to declines in the financial markets and public investing activities, which resulted in lower sales commissions to the Company.

        Expenses. Expenses for the nine months ended September 30, 2002 increased by $16,455 (or .3%) to $5,809,278 from $5,825,733 for the nine months ended September 30, 2001.

        Net Loss. Net loss for the nine months ended September 30, 2002 was ($933,570), reflecting an increase of $659,587 (or 240.7%) from a net loss of ($273,983) during the nine months ended September 30, 2001. The increased net loss was the result of both lower revenues as well as the increase in legal and professional costs related to the transaction with Marshall T. Leeds on May 22, 2002. Net loss for the nine months ended September 30, 2002 was -19.2% of revenues, as compared to --4.9% for the nine months ended September 30, 2001. The Company's basic loss per share was ($0.12) for the nine months ended September 30, 2002, compared to a per share loss of ($0.06) for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities totaled ($801,602) during the nine months ended September 30, 2002, compared to net cash used of ($174,973) for the nine months ended September 30, 2001. The increase in cash used by operating activities is a result of the comparable increase in net loss between the two periods.

        Cash used in investing activities (capital expenditures) totaled ($6,388) and ($94,150) during the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures were primarily comprised of the Company's replacement of office equipment.

        Net cash provided by financing activities totaled $ 942,987 and $137,652 during the nine months ended September 30, 2002 and 2001, respectively. During 2002, financing activities consisted primarily of the private offering and sale of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $.10 per share, which sale was made as part of the transaction with Marshall
T. Leeds on May 22, 2002.

        Financing activities also consisted of the exercise of options by Mr. Leeds to purchase 1,200,000 shares of our common stock. These options were also part of the same transaction on May 22, 2002. On June 27, 2002, Mr. Leeds purchased an additional 600,000 shares of common stock through partial exercise of his options, at a purchase price of $.25 per share for a total consideration of $150,000. On September 30, 2002, Mr. Leeds purchased an additional 600,000 shares of common stock through partial exercise of his options, at a purchase price of $.25 per share for a total consideration of $150,000.

        Due to the current condition of the economy and financial markets, which have negatively impacted the Company's revenues, the Company will need to raise or borrow additional funds to support its operating requirements and the Company is pursuing financing alternatives, including the equity financing discussed under Note 7 to the financial statements included in this Report. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

        Inflation. Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.


ITEM 3. CONTROLS AND PROCEDURES

        The Company's President and Chief Executive Officer along with the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

        There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) In connection with a private placement of Series B Preferred Stock, the Company filed an amendment to its Amended and Restated Articles of Incorporation designating 2,500,000 shares of its "blank check" preferred stock as 8% Series B Cumulative Convertible Preferred Stock; however, the Company terminated that offering and no shares of Series B Preferred Stock are outstanding. The Company intends to further amend its Amended and Restated Articles of Incorporation to delete the Series B Preferred Stock and recast those 2,500,000 shares as blank check preferred stock, available for re-designation as another series of preferred stock as may be determined by the Company's Board of Directors in the future.

        (b) Not applicable.

        (c) On July 29, 2002, the Company sold 200,000 shares of Series B Preferred Stock for total gross proceeds of $200,000 in a private placement of Series B Preferred Stock. The Series B Preferred Stock private placement was subsequently terminated without further sales and the investor's shares of Series B Preferred Stock were converted into 800,000 shares of common stock of the Company at an effective conversation rate of $0.25 per share. In connection with the offer and sale of such securities, the Company relied on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchaser of the securities represented to the Company that it is an accredited investor and that it was purchasing the securities for investment purposes only. The securities are restricted and bear a legend accordingly.

        On each of June 27, 2002 and September 30, 2002, Marshall T. Leeds, the Company's Chairman and Chief Executive Officer, purchased a total of 1,200,000 shares of common stock pursuant to partial exercises of an option he holds at an exercise price of $.25 per share, for total proceeds to the Company of $300,000. In connection with the offer and sale of such securities, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Mr. Leeds is an accredited investor and represented to the Company that he was purchasing the securities for investment purposes only. The securities are restricted and bear a legend accordingly.

        (d) Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) On August 24, 2002, at an Annual Meeting of Shareholders, the following was approved:


                (i)     The election of directors;

                (ii) Amendment to the Company's Amended and Restated Articles of Incorporation, to increase the Company's authorized common stock from 20,000,000 shares to 50,000,000 shares;

                (iii) Increase in the number of shares of common stock reserved for issuance under the Company's 2000 Incentive Compensation Plan from 900,000 shares to 4,000,000 shares; and

                (iv) To approve certain stock option agreements between the Company and each of Marshall T. Leeds and Richard Parker dated March 22, 2002.

        The total number of shares entitled to vote at this meeting was 10,291,080, and the tabulation of proxies was as follows:

        ELECTION OF DIRECTORS:


                                                                                             BROKER
NAME                                 FOR                 AGAINST          ABSTAIN           NON-VOTES
----                                 ---                 -------          -------           ---------
Richard Parker                    8,979,689                 0               100                 0
Harry S. Green                    8,979,689                 0               100                 0
Steven C. Jacobs                  8,979,689                 0               100                 0
Sanford B. Cohen                  8,979,689                 0               100                 0
Marshall T. Leeds                 8,979,689                 0               100                 0


AMENDMENT TO ARTICLES OF
INCORPORATION:                                                                              BROKER
                                    FOR                  AGAINST          ABSTAIN          NON-VOTES
                                    ---                  -------          -------          ---------
                                 8,971,489                8,300              0                0


INCREASE SHARES RESERVED FOR 2000
INCENTIVE COMPENSATION PLAN:                                                                 BROKER
                                    FOR                  AGAINST          ABSTAIN          NON-VOTES
                                    ---                  -------          -------          ---------
                                 8,971,289                8,500              0                 0


APPROVE STOCK OPTION AGREEMENTS FOR
MARSHALL LEEDS AND RICHARD PARKER:                                                           BROKER
                                    FOR                  AGAINST          ABSTAIN          NON-VOTES
                                    ---                  -------          -------          ---------
                                 8,978,089                1,700              0                 0


        No other business was brought before the Annual Meeting.

ITEM 5. OTHER INFORMATION

        NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


NUMBER         NAME
------         ----
3.1     Amended and Restated Articles of Incorporation (1)

3.1.1   Amendment to Amended and Restated Articles of Incorporation (1)

3.1.2   Amendment to Amended and Restated Articles of Incorporation effected
        March 27, 2002 (8)

3.1.3   Amendment to Amended and restated Articles of Incorporation effected
        August 12, 2002**.

3.1.4   Amendment to Amended and Restated Articles of Incorporation effected
        August 28, 2002*

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

10.11   Employment Agreement between the Company and Marshall T. Leeds (8)

10.12   Stock Option Agreement between the Company and Marshall T. Leeds (8)

10.13   Stock Option Agreement between the Company and Richard Parker (8)

10.14   Stock Option Agreement between the Company and Richard Parker (8)

10.15   Employment Agreement between the Company and Richard Parker (9)

10.16   Amended and Restated Employment Agreement between the Company and
        Marshall T. Leeds (9)

10.17   Shareholders' Voting Agreement and Irrevocable Proxy by and among the
        Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)

10.18   Commercial Lease between the Company and First America Living Trust (9)

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2    Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*


----------------
*       Filed herewith.
**      To be filed by amendment.

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed August 20, 2001, file no. 000-29337.

(2) Exhibit 3.2 filed with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company's Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB, file no. 000-29337.

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

(6) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended September 30, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.

(7) Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002, file no. 000-29337.

(8) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002, file no. 000-29337.

(9) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2002 on Form 10-QSB filed August 19, 2002, no. 000-29337.


(b) REPORTS ON FORM 8-K

        None.

        SUMMIT BROKERAGE SERVICES, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Summit Brokerage Services, Inc.
                                    (Registrant)


Date: November 13, 2002             /s/Marshall T. Leeds
                                    -------------------------------------------
                                    Marshall T. Leeds, Chairman of the Board &
                                    Chief Executive Officer(Principal Executive
                                    Officer)

Date: November 13, 2002             /s/ Mark Caulfield
                                    -------------------------------------------
                                    Mark Caulfield, Chief Financial Officer
                                    (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO

                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        I, Marshall T. Leeds, (Chairman and Chief Executive Officer of Summit Brokerage Services, Inc.) certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Summit Brokerage Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

/s/ Marshall T. Leeds
--------------------------------
Name:  Marshall T. Leeds
Title: Chairman of the Board/Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        I, Mark Caulfield, (Chief Financial Officer of Summit Brokerage Services, Inc.) certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Summit Brokerage Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Mark F. Caulfield
--------------------------------
Name:  Mark Caulfield
Title: Chief Financial Officer