Form 10KSB
period 2002-12-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2003-03-31
CIK 1045993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2002
                                       or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                                    000-29337
                              (Commission File No.)

                         SUMMIT BROKERAGE SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)

                    FLORIDA                                    59 - 3202578
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                             Identification No.)

     25 FIFTH AVENUE, INDIALANTIC, FLORIDA                         32903
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $6,154,854

As of March 19, 2003, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $11,135,655

As of March 19, 2003, there were 23,140,064 shares of issuer's common stock outstanding.

                                TABLE OF CONTENTS

PART I...........................................................................................................  1

   Item 1.    Description of Business............................................................................  1
   Item 2.    Description of Property............................................................................  5
   Item 3.    Legal Proceedings..................................................................................  5
   Item 4.    Submission of Matters to a Vote of Security Holders................................................  5

PART II..........................................................................................................  5

   Item 5.    Market for Common Equity and Related Stockholder Matters...........................................  5
   Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............  8
   Item 7     Financial Statements..............................................................................  13
   Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............  13

PART III........................................................................................................  13

   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act..................................................................................  13
   Item 10.   Executive Compensation............................................................................  15
   Item 11.   Security Ownership of Certain Beneficial Owners...................................................  19
   Item 12.   Certain Relationships and Related Transactions....................................................  20
   Item 13.   Exhibits and Reports on Form 8-K..................................................................  20
   Item 14.   Controls and Procedures...........................................................................  21


INTRODUCTORY COMMENT

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Summit" and "the Company" refer to Summit Brokerage Services, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL OVERVIEW AND HISTORY

         Summit Brokerage Services, Inc. (referred to herein alternately as "Summit," "Company," "we," "our" or "us"), is an independent broker dealer licensed in 46 states and offer financial services to clients across the country. We are a member of the National Association of Securities Dealers
(NASD), as well as the Securities Investor Protection Corporation (SIPC). As of the date of this Annual Report, we currently have over 100 Registered Representatives working as independent contractors or employees out of our 59 locations nationwide, through which we provide our services.

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

         Our branch offices are located throughout the United States. While we service retail customers for the most part, we also service a number of corporate and institutional clients. We are essentially a "financial planning" firm, whereby a Registered Representative, whom we sometimes refer to as "Planners," discusses a clients' financial needs and objectives in detail, develops a plan and implements the plan with the clients' approval.

We have a history of significant operating losses, as outlined in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." We recently completed a private placement in which we raised approximately $3 million from the sale of our common stock, and we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2003. However, we cannot assure you that we will be able to limit our future negative cash flow or that we will be able to obtain any outside financing that we may require in the future. Unless we are able to increase our revenues, add new branch offices and Registered Representatives, and/or significantly reduce our operating costs, we may need to fund any future negative cash flows from additional debt or equity financing. In addition, we anticipate that our strategy of growth through acquisitions will necessitate additional debt and/or equity financing. Our failure to obtain sufficient financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern.

CHANGE OF CONTROL

         On May 22, 2003, Marshall T. Leeds, our current Chairman, Chief Executive Officer and principal shareholder, closed on the acquisition of a controlling interest in the Company pursuant to a privately negotiated transaction (the "Leeds Transaction"). Mr. Leeds acquired 5,000,000 shares of our common stock for a total purchase price of $500,000, or $.10 per share. Upon the closing, Mr. Leeds assumed the officer positions he now holds and Richard Parker, the Company's then Chairman and CEO became President, Chief Operating Officer and Vice Chairman. Two of the then existing board members, Mr. Parker and Harry Green, remained on the board of directors, while Mr. Leeds, Steven C. Jacobs and Sanford B. Cohen were appointed to the board. The new officers and reconstituted board were confirmed by our shareholders at our annual shareholders' meeting held in August 2002. The closing of the Leeds Transaction included the execution and delivery of a Shareholders' Voting Agreement and Irrevocable Proxy (the "Voting Agreement") whereby Richard Parker, the current President and Chief Operating Officer, and his spouse granted to Mr. Leeds voting control with respect to their shares of outstanding common stock of the Company, owned individually and jointly, in addition to voting control over certain of Mr. Parker's shares issuable upon exercise of stock options by him. See Item 11 of this Report, "Security Ownership of Certain Beneficial Owners."


ORGANIZATION

         Summit, incorporated under the laws of the State of Florida in September 1993, has three wholly-owned subsidiaries: Summit Financial Group, Inc., which is a Registered Investment Advisor under the Investment Advisors Act of 1940, as amended; SBS Insurance Agency of Florida, Inc., which is an insurance sales agency operating in 34 states; and Summit Holding Group, Inc., which currently has no operations. SBS Insurance Agency of California, Inc. is a wholly-owned subsidiary of SBS Insurance Agency of Florida, Inc., and currently has no operations.

         Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "SUBO" and began trading in June 1998.

         Our offices are located at 25 Fifth Avenue, Indialantic, Florida, 32903; telephone: 321-724-2303 and at 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432; telephone 800-257-6082; web site: www.summitbrokerage.com.

INDUSTRY BACKGROUND

         The financial services industry has been in existence for over 100 years. The industry evolved from three separate areas: the banking industry, the brokerage industry and the insurance industry. Over the last 25 years, the three industries have slowly merged together to form an industry now commonly referred to as "financial services." The industry offers financial planning services to a wide array of individuals and companies. With the introduction of the Internet, a host of industry publications, and several financial television networks, the general public has become increasingly versed with the financial instruments available and much more knowledgeable about investments in general.

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

PRODUCTS

         Summit offers a broad range of products to the investing public through Registered Representatives working as both independent contractors and employees out of our branch offices. These products include mutual funds, annuities, individual stocks, bonds, insurance products and managed money accounts.

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

         Our Registered Representatives offer "package products" to the investing public which include, among other things, mutual funds, annuities and unit investment trusts. The term "package product" describes a package of securities, usually common stocks, which are managed by an investment company. While many are licensed to sell individual stocks and bonds, this has been a relatively small percentage of our business in the past. We believe that the use of a package product provides:

         -        More suitable products to the general public;
         -        More efficient management of the funds;
         -        A reduction of risks from buying individual securities; and
         -        An easier supervision process for our compliance team.

         The managed accounts are charged a fee which provides recurring revenue for Summit. While investors are sometimes reluctant to buy individual securities and to pay what they may consider high commission fees, they have invested heavily in mutual funds and annuities in recent years. These products are usually part of a group of mutual funds sometimes referred to as a "family." It is possible for the investor, through management of these accounts, to move from fund to fund within the family, and take advantage of sectors of the economy which are experiencing growth which may be greater than that of other sectors at that particular time. For example, an investor may be in a growth and income fund and move to a technology fund based upon the advice of an investment adviser. By managing the investor's portfolio within the mutual fund family and advising as to when the move should be made, the adviser continues to earn the fee from the amount of money under management rather than a one-time commission, which may or may not materialize based upon whether or not the stock markets move up or down.

         For example, if an investor has $200,000 under management, Summit may realize a management fee of 1.75%, or $3,500, on an annual basis. Even if the value of portfolio decreases to $150,000, Summit continues to realize income from the management fee in the amount of $2,625, which is less than in the previous year. On the positive side, if the portfolio grew to $250,000, Summit will realize an annual fee of $4,375. Currently, Summit has over $36 million under management. By offering our product mix, we believe that our Registered Representatives will be viewed more as advisers than traditional stockbrokers. This helps by creating personal relationships with the clients that provide a long and mutually beneficial working relationship.

         Revenues, by product, for fiscal 2002 and 2001 are as follows:

                                               2002                       2001
                                        -------------------        -------------------
Mutual funds.........................   $2,031,102      33%        $3,171,414      45%
Annuities............................   $1,477,165      24%        $1,902,848      27%
Equities.............................   $  861,680      14%        $  211,428       3%
Registered Investment Advisory Fees..   $  369,291       6%        $  140,952       2%
Insurance............................   $1,169,422      19%        $1,550,469      22%
Miscellaneous........................   $  246,194       4%        $   70,476       1%
                                        ----------     ---         ----------     ---
     Total...........................   $6,154,854     100%        $7,047,587     100%
                                        ==========     ===         ==========     ===


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

         We derive additional revenue from Registered Investment Advisory (RIA) fees in the form of fee-based management of individual stocks and/or bond accounts and mutual fund accounts offered by our Registered Representatives. Much of the management of these funds is out-sourced to outside managers for the day-by-day management.

         Another source of revenue comes from the wide array of insurance products we offer, including life insurance, annuities, long-term care and disability insurance.

         We also recently implemented a strategy of supplementing our growth through acquisitions of assets of retail broker/dealer firms or branches that are complementary to our business. The Company believes that small to mid-sized broker/dealer firms have entered a period of consolidation. The Company intends to pursue acquisition opportunities as a means of expanding its market presence and overall customer base.

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

EMPLOYEES

         As of December 31, 2002, we employed 18 full-time people, consisting of 5 in management and 13 in general staff positions. We also contract with over 100 licensed Registered Representatives, who are normally engaged by us as independent contractors, although some are engaged as employees.

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

SUBSEQUENT EVENTS

         On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton branch of Wachovia Securities Financial Network, Inc. (the "Branch"). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. ("Wachovia"), with approximately 22 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base.

         In March 2003, the Company completed a private offering of its common stock which it commenced in October 2002. In that offering, the Company raised approximately $3 million with the sale of approximately 12,000,000 shares of common stock. The investors in that private placement have certain piggy-back registration rights and the Company is obligated to file with the SEC within the next 60 days (subject to extension or delay up to 180 days under certain circumstances), a registration statement registering the private investors' common shares for subsequent re-sale. However, the shares are subject to a lock-up that provides that one-half of the shares may be sold commencing six months after the effective date of the registration statement and all common shares may be sold commencing 12 months after the effective date of the registration statement.



ITEM 2.    DESCRIPTION OF PROPERTY

         On May 22, 2002 the Company entered into a lease for approximately 5,000 square feet of office space for approximately $8,800 a month. This lease expires in May 2004. The lessor is First America Living Trusts, Inc., an entity wholly-owned by Richard Parker, our Vice Chairman, President and Chief Operating Officer.

         The Company occupies approximately 10,900 square feet of office space in three locations within the same building in Boca Raton, Florida, all of which space was previously occupied by Wachovia Financial Securities Network ("WFSN"). Approximately 1,900 square feet of space occupied by the Company was subleased in January 2001 from WFSN, on a month-to-month basis, by Gold Coast Acquisitions, Inc. ("GCA"), an entity wholly owned by Marshall T. Leeds, the Company's Chairman and Chief Executive Officer. The Company also occupies an additional 3,000 square feet of office space adjoining the aforementioned space. The Company currently pays directly to WFSN such monthly lease payments of approximately $12,542. The Company is currently negotiating with WFSN to enter into a long term lease arrangement with respect to these two locations. In connection with the acquisition of the Branch, the Company agreed to execute an assignment of lease with WFSN for approximately 6,000 square feet of space, which requires minimum monthly lease payments of $18,971 and terminates on January 31, 2005. Pending the execution of assignment, the Company has been making the aforementioned lease payments.

ITEM 3.    LEGAL PROCEEDINGS

         From time to time the Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. The Company currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that the Company will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol "SUBO." The following table represents the range of the high and the low last sale prices, as reported by the NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2002 and 2001. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.



      FISCAL QUARTER ENDED              LOW                 HIGH
      --------------------              ---                 ----
      March 31, 2002                   $ .20                $1.75
      June 30, 2002                    $1.01                $2.75
      September 30, 2002               $ .55                $1.50
      December 31, 2002                $ .65                $1.80

      March 31, 2001                   $ .25                $1.06
      June 30, 2001                    $ .44                $1.05
      September 30, 2001               $ .22                $1.13
      December 31, 2001                $ .20                $ .35


         On March 19, 2003, the closing price of our common stock was $.87 and we had approximately 189 holders of record.

DIVIDENDS AND DIVIDEND POLICY

         We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. During 2002, we paid a total of $ 5,000 in cash dividends on our Series A preferred stock.


RECENT SALES OF UNREGISTERED SECURITIES

         On October 9, 2002, 100,000 shares of Summit's common stock was issued to two outside consultants for services performed for us. The services provided were valued at $50,000. In connection with this transaction, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided information about Summit or had access to such information and were afforded opportunities to ask questions of management regarding the information provided or made available. The investors confirmed in writing to Summit that they were acquiring the securities for investment purposes only. The securities are restricted and the certificates bear a legend accordingly.

         During the fourth fiscal quarter ended December 31, 2002, we received $2,050,000 in cash proceeds from the sale of 8,200,000 shares of common stock related to a private placement. In connection with the offer and sale of such securities, we relied on the exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The purchasers of the securities confirmed in writing to Summit that they were accredited investors and that they were purchasing the securities for investment purposes only. The securities are restricted and the certificates bear a legend accordingly. The securities are subject to certain lock-up provisions and certain registration rights.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan and non-plan equity compensation agreements as of December 31, 2002.


                                  NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                    ISSUED UPON EXERCISE OF         EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                     OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER
PLAN CATEGORY                         WARRANTS AND RIGHTS          WARRANTS AND RIGHTS      EQUITY COMPENSATION PLANS
-------------                     --------------------------      --------------------      -------------------------
Equity Compensation Plans
   Approved By Shareholders(1)..          9,418,121                       $.57                     1,781,487(2)
Equity Compensation Plans Not
   Approved by Shareholders(3)..            984,038                       $.76                           -0-
Total...........................         10,402,159                       $.64                     1,781,487(2)

--------------
(1) Includes 2,218,513 shares subject to outstanding options under the 2000 Incentive Compensation Plan, and 7,199,608 shares subject to non-plan option agreements outstanding as of December 31, 2002.
(2) Represents shares available for award grants under the 2000 Incentive Compensation Plan as of December 31, 2001.
(3) Includes 454,038 shares subject to non-plan option agreements outstanding as of December 31, 2001, and 530,000 shares issuable upon exercise of common stock purchase warrants earned by selling broker/dealers in connection with our common stock private placement. In fiscal 2002, Summit authorized the issuance of up to 2,000,000 of common stock purchase warrants to selling broker/dealers in the private placement, at an exercise price of $.30 per share and vesting immediately upon issuance. Of that amount, 530,000 warrants were earned as of December 31, 2002.

         Equity Compensation Plans Not Approved by Shareholders - Options. The equity compensation plans not approved by shareholders consist of outstanding options for 454,038 shares of Summit's common stock (as of December 31, 2002) pursuant to option agreements dated May 16, 2000, the form of which for 254,732 shares is attached to Summit's definitive Proxy Statement as Exhibit A dated August 8, 2002 and filed with the SEC on August 12, 2002, and the form of which for 199,306 shares is included as an exhibit to Summit's quarterly report on Form 10-QSB for the quarter ended June 30, 2000 and filed with the SEC on August 14, 2000. The options for 254,732 shares vested one-fourth each year commencing November 1, 2000; however, under their change of control provisions, all the options became vested upon Marshall T. Leeds acquiring a majority interest in Summit. The terms of the options for 199,306 shares are the same as the other options except that they vested immediately upon grant, with an exercise price of $2.50 per share. The unexercised portion of the options expire on May 16, 2010, unless terminated earlier in the event of termination of employment: (i) three months after voluntary termination by the optionee, (ii) immediately upon termination for cause (defined as willful misconduct or gross negligence), (iii) 12 months after termination by reason of disability; (iv) 12 months after the optionee's death; and (v) immediately in the event that the optionee files any lawsuit or arbitration claim against Summit, or any of its affiliates.

         The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of Summit that have been held by the optionee for at least six (6) months (or such other shares as will not cause Summit to recognize for financial accounting purposes a charge for compensation expense), by delivery of a properly executed exercise notice together with documentation required by Summit to effectuate a "cashless exercise," a combination of the above, or such other consideration or in such other manner as may be determined by Summit. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of Summit's capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of Summit. Summit has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of Summit or a sale or other disposition of substantially all of Summit's assets.

         The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by him or her. Subject to vesting, the options may be exercised, in whole or in part, at any time prior to termination or expiration.

         Equity Compensation Plans Not Approved by Shareholders - Warrants. Summit's board of directors authorized the issuance of up to 2,000,000 common stock purchase warrants, at an exercise price of $.30 per share, which warrants will be issued to selling broker/dealers in connection with Summit's common stock private offering which commenced in October 2002 and which was terminated on March 19, 2003. As of December 31, 2002, 530,000 of such common stock purchase warrants had been earned by selling broker/dealers. Since the private placement is now closed, Summit will be issuing warrant agreements representing those warrants (and an additional 490,000 warrants earned as of the close of the private placement on March 19, 2003), which will have a term of 5 years and will contain, among other provisions, the mechanics of exercise, issuance of the shares upon the payment of the exercise price, and certain piggy-back registration rights.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2002 and December 31, 2001 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

         When used in conjunction in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in "Factors That May Affect Future Results and Market Price of Our Stock" of this Item 6.

OVERVIEW OF THE COMPANY

         Summit, a NASD member firm, is a licensed, independent broker-dealer offering financial services to clients across the country through Registered Representatives working as independent contractors and employees out of Summit's branch and non-branch offices.

         In 1997, we began an aggressive expansion of new branch offices. In order to accomplish this, it was necessary to build up our infrastructure, including additional management and staff personnel, computer systems and offices. These increased expenditures resulted in lower earnings and the need for additional capital infusions. Therefore, from 1997 through 2002, our financial statements reflect significant losses during this period of building current and future revenues, while we were raising the necessary capital through private offerings of our capital stock.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2001

         Revenues decreased in fiscal 2002 by $892,733, or -12.7%, to $6,154,854 from $7,047,587 in fiscal 2001. This decrease was primarily due to the downturn in the economy and the related impact on the financial markets, which in turn reduced investor activity and lowered our revenues.

         Expenses increased in fiscal 2002 by $178,529, or 2.4%, to $7,773,864 from $7,595,335 in fiscal 2001. The higher expenses were largely attributable to the increase in legal and professional fees, due in part to the stock transaction as described under the Change of Control section in Item 1 above. These costs increased by $145,642, or 92%, to $303,265 from $157,623 in fiscal 2001.

         Non-cash expenses for amortization of unearned stock compensation increased in fiscal 2002 by $83,834, to $285,224 from $201,390 in fiscal 2001.

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2000

         Revenues increased in fiscal 2001 by $67,901, or 1.0%, to $7,047,587 from $6,979,686 in fiscal 2000. This small increase was primarily due to the downturn in the economy and the related impact on the financial markets, which in turn reduced investor activity and lowered our revenues. In addition, the events of September 11, 2001 caused substantial disruptions in our industry and in our business as well. Specifically, our revenues for the third and fourth quarters were negatively affected by these circumstances.

         Expenses decreased in fiscal 2001 by $29,710, or .4%, to $7,595,335 from $7,625,045 in fiscal 2000. The reduction was largely attributable to lower operating costs, specifically the reduction in payroll related costs due to personnel layoffs following the events of September 11, 2001. Total operating expenses decreased by $292,682 to $1,749,167 in 2001 from $2,041,849 in 2000.

         Non-cash expenses for amortization of unearned stock compensation decreased in fiscal 2001 by $147,638, to $201,390 from $349,028 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our cash flows from operations have been negative and therefore have been funded by stock issuances. There can he no assurance that in the future we will not need to raise additional capital in order to meet operating costs. We are presently attempting to increase revenue primarily through the acquisition of new branch offices

         On October 14, 2002, we commenced a common stock private offering of up to 20,000,000 shares of our common stock to accredited investors at a purchase price of $.25 per share. During the year ended December 31, 2002, we received $2,050,000 in cash proceeds from the sale of 8,200,000 shares of common stock related to the private placement. This offering closed in March 2003 and at March 19, 2003, we had received $3,010,000 in cash proceeds from the sale of 12,040,000 shares of common stock related to the private placement.

         Our net cash used in operations was $(1,190,711) for the year ended December 31, 2002 and $(263,535) for the year ended December 31, 2001. The $927,176 decrease in cash flows was primarily the result of our net loss of $(1,619,010) for fiscal 2002.

         Cash flows from financing activities were $2,766,169 in fiscal year 2002 and $176,983 in fiscal year 2001. The $2,589,186 increase in cash resulted from our common stock private offering, as well as from the stock transaction as described under the Change of Control discussion in Item 1 above.

         During the year ended December 31, 2002, Marshall T. Leeds, our Chairman and Chief Executive Officer, exercised an option for 1,400,000 shares of common stock at $.25 per share for gross proceeds to the Company of $350,000.

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

         WE HAVE HAD RECENT LOSSES. We realized net losses for the twelve months ended December 31, 2002 and 2001 of $1,619,010 and $547,748 respectively, and we cannot assure you that we will be profitable in the near future or that our revenues will grow. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by current economic conditions as well as the armed conflict in Iraq.

         OUR BUSINESS COULD BE HARMED BY MARKET VOLATILITY, DECLINES IN GENERAL ECONOMIC CONDITIONS AND OTHER SECURITIES INDUSTRY RISKS. Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions (including, but not limited to, acts of war, terrorism, etc.), broad trends in business and finance, and changes in the conditions of the securities markets in which our customers trade. Over the past several years, the securities markets in the United States have fluctuated considerably. A downturn in these markets such as we have experienced during the past year, adversely affects our operating results. In major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a significant portion of our costs does not vary with revenue. For these reasons, severe market fluctuations have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would.

         OUR BUSINESS RELIES HEAVILY ON COMPUTERS AND OTHER ELECTRONIC SYSTEMS AND CAPACITY CONSTRAINTS AND FAILURES OF THESE SYSTEMS COULD HARM OUR BUSINESS. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis. Additionally, our business may be negatively impacted by acts of cyberterrorism.

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

         In addition, we use the Internet to provide information to our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet as a distribution channel. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

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

         Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, our Chairman and Chief Executive Officer, could materially and adversely affect our operating results. We have applied for key man life insurance on Mr. Leeds, although there can be no assurance that such insurance will be obtained.

         While we generally do not have employment agreements with employees other than senior management, we attempt to retain employees with incentives such as incentive compensation plans, stock issuances or other investment opportunities conditioned on continued employment, and options to buy stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plans might no longer be a competitive incentive for our key employees to stay with us.

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

         OUR RAPID GROWTH HAS PLACED SIGNIFICANT DEMANDS ON OUR MANAGEMENT AND OTHER RESOURCES AND IS LIKELY TO CONTINUE. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we expect that a need for increased staffing will continue for service personnel to support the expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

             WE MAY HAVE DIFFICULTY INTEGRATING BUSINESSES AND/OR GENERATING ACCEPTABLE RETURNS FROM FUTURE ACQUISITIONS. As part of our long-term growth strategy, we evaluate the acquisition of other companies, assets or product lines that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, including diversion of management's attention, unanticipated events or circumstances, existence of unknown liabilities, potential disputes with sellers, and adverse effects on our reported earnings per share in the event acquired intangible assets become impaired. An acquisition increases the risk that any business may lose customers or employees, including key employees of the acquired business. An acquired business could under perform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

            THERE ARE OPERATIONAL RISKS TO OUR BUSINESS. There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

         We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters or operations center may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses.

         OUR EXPOSURE TO POSSIBLE SECURITIES LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

         WE MAY NOT BE ABLE TO COMPLETELY PROTECT OURSELVES FROM VARIOUS FORMS OF BUSINESS INTERRUPTION. Although we maintain business interruption insurance, the net proceeds from such insurance may not be sufficient to cover lost revenues and earnings. Additionally, in the future, it may not be possible to obtain business interruption insurance on terms that management deems acceptable, especially if such interruption relates to acts of terror, including acts of cyberterrorism.

        WE MAY HAVE TO INDEMNIFY OUR DIRECTORS AND OFFICERS FOR CERTAIN ACTIONS. Our Amended and Restated Articles of Incorporation require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been directors or officers of our company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain officers and directors liability insurance coverage in the amount of $1 million. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.


ITEM 7.    FINANCIAL STATEMENTS.

         The financial statements required by this item are set forth on pages F-1 through F-18 and are incorporated herein by this reference.

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

         We have furnished Hoyman with a copy of our above statements, which are made in response to Item 304 (a)(1) of the SEC Regulation S-B and have requested that Hoyman furnish us with a letter addressed to the SEC, stating whether or not Hoyman agrees with such statements. A copy of Hoyman's letter, dated March 24, 2003 is attached as an exhibit to this Annual Report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..

         The executive officers and directors of the Company are as follows:

NAME                   AGE     TITLE DIRECTOR
----                   ---     --------------

Marshall T. Leeds      47      Chairman of the Board and Chief Executive Officer
Richard Parker         51      Vice Chairman of the Board, President and Chief
                               Operating Officer
Mark F.  Caulfield     44      Chief Financial Officer, Secretary and Treasurer
Ronald F. Caprilla     51      Vice President - Operations
Gregory J. Bentley     45      Executive Vice President
Steven C. Jacobs       42      Executive Vice President and Director
Sanford B. Cohen       46      Director
Harry S. Green         61      Director


         MARSHALL T. LEEDS, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Mr. Leeds acquired a controlling interest in the Company on May 22, 2002 whereupon he became the Company's Chairman and Chief Executive Officer. From March 22, 2002 to May 22, 2002, he was engaged by the Company as its Director of Recruiting. Prior to joining the Company, Mr. Leeds was most recently Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served as Chairman, President and Chief Executive Officer of JW Genesis Financial Corp., a publicly traded investment banking and securities brokerage concern that he co-founded in 1983. JW Genesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the National Investment Bankers Association, Inc. and also served on the Independent Contractor Firm Committee of the Securities Industry Association.

         RICHARD PARKER, VICE CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Parker served as our Chairman of the Board and Chief Executive Officer since founding the Company in 1993 until May 22, 2002 when he became the Company's Vice Chairman of the Board, President and Chief Operating Officer. From 1991 until he founded the Company as a NASD licensed broker/dealer in 1993, Mr. Parker was the branch manager of Security Service Network in Knoxville, Tennessee. Prior to joining Security Service Network, Mr. Parker served, from 1989 to 1991 as the branch manager of Anchor National Financial, a SunAmerica company, in Melbourne, Florida that was in the business of insurance products and securities brokerage. From 1986 until 1989, Mr. Parker was a licensed securities and insurance representative with the Indialantic, Florida office of Dean Witter. Prior to his association with Dean Witter, Mr. Parker co-owned and operated R/D Parker Realty, a franchise of Century 21, from 1975 until 1986, from which he sold, developed, built and managed real estate projects, primarily throughout Polk County.

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

         GREGORY J. BENTLEY, EXECUTIVE VICE PRESIDENT. Mr. Bentley is a financial services executive with over 20 years experience focusing on strategic marketing and product development in the financial services industry. He was recently Senior Vice President, Director of Insurance, for JWGenesis Financial Corp., Boca Raton, Florida, from 1999 to 2001, where he was responsible for developing the sales and marketing of annuities and other insurance products. Prior to joining that company, he served as President and Chief Operating Officer of Empire Financial Services, Longwood, Florida, from 1991 to 1999, responsible for operations and the development, sales and marketing of financial products. Prior to 1991, Mr. Bentley was Vice President and National Insurance Manger for Invest Financial Services, Tampa, Florida and Vice President of Empire Agency, Inc., Longwood, Florida, a subsidiary of Empire of America, FSB. Mr. Bentley received his B.A. in Business Administration in 1976 from State University College of New York.

         STEVEN C. JACOBS, EXECUTIVE VICE PRESIDENT / DIRECTOR. Mr. Jacobs was formerly the Managing Partner of Tucker Ridge Financial Partners, LLC, a private investment banking and financial advisory firm serving emerging growth and middle market companies. For the ten year period prior to founding Tucker Ridge in October 2000, Mr. Jacobs held several senior executive investment banking positions, including having served for five years as the Senior Vice President and Managing Director of Investment Banking for JWCharles Financial Services, Inc., as well as a founding partner and Managing Director of Pinnacle Partners and its related entities. Immediately following his graduation from the University of Florida in 1982 with a Bachelors in Accounting, Mr. Jacobs held audit, tax and consulting positions with the international accounting and consulting firm of Deloitte Haskins + Sells (currently Deloitte & Touche), and subsequent thereto served as Manager of Tax and Special Projects for Microtel, Inc., one of the first independent long distance carriers in Florida (currently part of MCI Group). Mr. Jacobs also served as Chief Financial Officer for Corporate Securities Group, Inc., an NASD member broker/dealer (currently a subsidiary of First Union Securities).


         RONALD CAPRILLA, VICE PRESIDENT - OPERATIONS. Mr. Caprilla has been Vice President of Operations of the Company since December 2000. Prior to joining the Company, Mr. Caprilla had been a financial consultant and registered sales representative with A.G. Edwards & Sons, Inc, Melbourne, Florida, from 1982 to December 2000. Mr. Caprilla has worked in financial services during his entire career starting in military finance for the United States Army - Ft. Benning, Columbus, Georgia, after which he received a Bachelors Degree in Finance from the University of Central Florida, Orlando, Florida. Subsequent to graduation, he spent two years in the Peace Corps working for a Columbia development bank where he set up business management systems for small companies. Upon his return to the United States and prior to joining A.G. Edwards & Sons, Inc., Mr. Caprilla purchased and operated for four years a General Business Services franchise in Melbourne, Florida, that provided accounting and tax services to small businesses.

         SANFORD B. COHEN, DIRECTOR. In 1985, Mr. Cohen founded Prescott Valley Broadcasting Co., Inc., owner of KPPV- FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University. Mr. Cohen is not employed full-time at Summit.

         HARRY S. GREEN, DIRECTOR. Mr. Green was elected a director of Summit in August 1998. From 1966 until he retired in 1994, Mr. Green worked for Wal-Mart Stores, Inc. After graduation from University of Arkansas in 1970, he started in Wal-Mart's management program and was promoted to District Manager in 1977. In 1984, he was promoted to Regional Vice President and in 1988 he was Regional Vice President of Sam's, an affiliate of Wal-Mart. From 1990 to 1994, he worked with SuperCenters and was Operations Director for Bud's, an affiliate of Wal-Mart. Mr. Green is not employed full-time at Summit.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports with respect to fiscal year 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Summit during the fiscal years ended December 31, 2000, 2001, and 2002 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years. (each a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                          ANNUAL COMPENSATION (1)             AWARDS
NAME AND PRINCIPAL                      FISCAL        ------------------------------  ----------------------
--------------------------------  ------------------                                  SECURITIES UNDERLYING       ALL OTHER
POSITION                                 YEAR            SALARY             BONUS            OPTIONS             COMPENSATION
--------------------------------  ------------------  -----------     --------------  ----------------------    ---------------
Marshall T. Leeds
     Chairman and                      12/31/02          $35,000             -0-            7,000,000 (2)              -0-
     Chief Executive Officer           12/31/01               -0-            -0-                   -0-                 -0-
                                       12/31/00               -0-            -0-                   -0-                 -0-

Richard Parker                         12/31/02          $73,627             -0-              900,000 (3)        $134,742 (6)
     Vice Chairman, President          12/31/01          $77,675             -0-               91,860 (4)        $  1,539 (6)
     and Chief Operating Office        12/31/00          $45,756             -0-              404,440 (5)              -0-

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(2) Represents 7,000,000 options granted in 2002 that are exercisable at $.25 per share until December 31, 2007.
(3) Represents 400,000 options granted in 2002 which vest over three years exercisable at $.50 per share until December 31, 2007, and 500,000 options granted in 2002 that are exercisable at $.10 per share until December 31, 2007.
(4) Represents 10,000 options granted in 2001 that are exercisable at $1.00 per share until December 31, 2011, and 81,860 options granted in 2001 that are exercisable at $ .50 per share until December 31, 2011.
(5) Represents options granted in 2000 that are exercisable at $2.50 per share until 2010, 394,440 of which replaced options granted in 1999.
(6) Represents commissions paid to Mr. Parker in connection with trades executed by him on behalf of his clients.


STOCK OPTIONS GRANTED IN FISCAL 2002

          The following table sets forth certain information concerning grants of options made during fiscal 2002 to the Named Executive Officers.

                                                PERCENT
                                 NUMBER OF     OF TOTAL
                                SECURITIES      OPTIONS       EXERCISE        FAIR MARKET
                                UNDERLYING    GRANTED TO       OR BASE           VALUE
                                  OPTIONS      EMPLOYEES        PRICE         ON DATE OF       EXPIRATION
NAME                             GRATED(#)      IN 2002        ($/SH)            GRANT            DATE
----                             ---------      -------        ------            -----            ----

Marshall T. Leeds..........     7,000,000         71%          $0.25             $.20         12/31/2007
Richard Parker.............       500,000          5%           0.10             $.20         12/31/2007
                                  400,000          4%           0.50             $.20         12/31/2007

AGGREGATE STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

          The following table sets forth certain information concerning option exercises in fiscal 2002, the number of stock options held by the Named Executive Officers as of December 31, 2002 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                                   NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                                                                      OPTIONS HELD AT                    IN-THE-MONEY OPTIONS
                           NUMBER OF                                 FISCAL YEAR-END(#)                  AT FISCAL YEAR END (1)
                        SHARES ACQUIRED         VALUE                ------------------                  ----------------------
NAME                    ON EXERCISE(#)      REALIZED($)(1)       EXERCISABLE     UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                    --------------      --------------       -----------     -------------       -----------       -------------

Marshall T.  Leeds        1,400,000          $1,064,000           5,600,000               --          $4,256,000                --
Richard Parker                   --                  --             500,000               --          $  455,000
                                 --                  --                  --          400,000                  --          $204,000
                                 --                  --                  --          496,300                  --

(1) Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 31, 2002 was $1.01 per share. Value is calculated by multiplying (a) the difference between $1.01 and the option exercise price by (b) the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Marshall T. Leeds dated March 22, 2002 pursuant to which he was employed by the Company as its Director of Recruiting in connection with its broker recruitment efforts and other strategic matters. In connection with his employment, Mr. Leeds received an option exercisable for 7,000,000 shares of common stock at an exercise price of $.25 per share pursuant to an option agreement dated March 22, 2002. On May 22, 2002, his employment agreement was amended and restated for a term of two years and pursuant to which Mr. Leeds became the Company's Chief Executive Officer and Chairman. The employment agreement, as amended and restated, provides that, in consideration for Mr. Leed's services, he is to be paid a base salary of $50,000 and will be reviewed annually. He will receive an override or fee equal to 3% of the first twelve month's gross production generated by brokers recruited by him who remain with the Company for at least 12 months. Mr. Leeds will also receive commission income generated by him for his production as a registered representative with the Company. The agreement provides for a 12-month severance arrangement upon termination without cause or in connection with a change of control, as such terms are defined in the employment agreement. Mr. Leeds has the right to terminate the employment agreement upon 60-days notice to the Company.

            Effective May 22, 2002, the Company entered into a two-year employment agreement with Richard Parker who is the Company's President, Chief Operating Officer and Vice Chairman. The employment agreement provides that, in consideration for Mr. Parker's services, he is to be paid a base salary of $50,000 initially which will be subject to increase upon specified Company performance goals being met. He will receive an override or fee equal to 3% of the first twelve month's gross production generated by brokers recruited by him or his affiliate, Educational Seminars of America, Inc., who remain with the Company for at least 12 months. Mr. Parker will also receive commission income generated by him for his production as a registered representative with the Company. The agreement provides for a 12-month severance arrangement upon termination without cause or in connection with a change of control, as such terms are defined in the employment agreement. Mr. Parker has the right to terminate the employment agreement upon 60-days notice to the Company. Mr. Parker received an immediately exercisable option for 500,000 shares of the Company's common stock at an exercise price of $.10 per share, and an option for 400,000 shares at an exercise price of $.50 per share, vesting over three years, pursuant to option agreements dated March 22, 2002.


2000 INCENTIVE COMPENSATION PLAN

         Our 2000 Incentive Compensation Plan (the "Plan") was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company's Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company's performance. The Company has reserved an aggregate of 4,000,000 shares of common stock for grants under the Plan, pursuant to an amendment to the Plan approved by the shareholders in August 2002. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2002, the Company had outstanding options (only non-statutory) for a total of 2,218,513 shares of the Company's common stock, leaving a total of 1,781,487 shares available for future grants. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the options range from $.50 per share to $2.50 per share, and generally have scheduled vesting. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

OPTIONS GRANTED OUTSIDE OF OUR 2000 INCENTIVE COMPENSATION PLAN

         As of December 31, 2002, we had outstanding options to purchase an aggregate of 7,653,646 shares of common stock with a range of exercise prices from $.10 to $2.50 per share. Options for a total 6,500,000 shares expire on December 31, 2007, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. Of such outstanding options granted outside of our Plan, options for approximately 6,961,701 shares are immediately exercisable as of December 31, 2002.

DIRECTOR COMPENSATION

         In serving on our Board, directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. As of December 31, 2002, the Company had granted options for a total of 176,000 shares of common stock to directors in connection with their service on the Board or a committee.


                   REPORT OF THE COMPENSATION COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION


GENERAL

         The Compensation Committee of the Board of Directors during fiscal year 2002 consisted of Sanford B. Cohen and Steven C. Jacobs, effective August 24, 2002. Until February 2003, each Compensation Committee member was a non-employee director of the Company. On February 3, 2003, Mr. Jacobs became an employee of the Company. The Board intends to expand the Compensation Committee to include at least one additional non-employee director.

          The Compensation Committee administers the Company's executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

COMPENSATION PHILOSOPHY

          The Company has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company's business objectives and increase shareholder value. There are two major components of the Company's compensation program: base salary and incentives, each of which is intended to serve the overall compensation philosophy.

BASE SALARY

          The Company's salary levels for executive officers, including its Chief Executive Officer, are intended to be consistent with competitive pay practices of similarly-sized companies within the industry. In determining executive officers' salaries, the Compensation Committee considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions, as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job. However, the base salary for Marshall T. Leeds, the Company's Chairman and Chief Executive Officer, is currently not competitive with other similarly situated executives and this was intentionally negotiated between the Company and Mr. Leeds at the time he acquired control of the Company due to the Company's financial situation at that time. It is anticipated that in the future his compensation will become more competitive as the Company's performance improves through an increase in base salary and/or through performance incentives.

INCENTIVES

          Incentives consist of stock options and performance bonuses paid in cash. The Compensation Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price. This approach closely aligns the best interests of shareholders and Registered Representatives, executives and employees. Therefore, executives and other employees and Registered Representatives are eligible to receive stock options, giving them the right to purchase shares of the Company's common stock at a specified price in the future. Stock option grants are determined by the Company's Board of Directors for all employees except the two most highly compensated, and as to those executives, the compensation committee determines stock options. The grant of options is based primarily on an individual's potential contribution to the Company's growth and profitability, as measured by the market value of the Company's common stock.

                                            Respectfully submitted,

                                            THE COMPENSATION COMMITTEE


                                             Sanford B. Cohen
                                             Steven C. Jacobs

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth certain information as of March 19, 2003 with respect to the beneficial ownership of common stock by: (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

NAME OF BENEFICIAL
OWNER(1)(2)                             NO. OF SHARES        PERCENTAGE
-----------                             -------------        ----------

Marshall T. Leeds ...............       16,722,765(3)          51.7%
Richard Parker ..................        4,722,765(4)          14.6%
Harry S. Green (5)...............          117,500              0.4%
Steven C. Jacobs (6).............           45,000              0.1%
Sanford B. Cohen (7).............           20,000              0.1%

All officers and directors
  as a group (8 persons) ........       22,259,868(8)          68.9%

--------------
(1) Unless otherwise noted, the address of each person or entity listed is Summit Brokerage Services, Inc., 25 Fifth Avenue, Indialantic, Florida 32903.

(2) Based on 23,140,064 shares actually outstanding, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 19, 2003, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Includes: (a) 6,400,000 shares of common stock; (b) 5,600,000 shares issuable pursuant to options that are exercisable within the next 60 days; and (c) 4,722,765 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders' Voting Agreement and Irrevocable Proxy ("Voting Agreement") granted to him by Mr. Parker and his spouse in connection with the closing of the Leeds Transaction, which shares are represented as follows: (i) 3,313,595 outstanding shares beneficially owned by Mr. Parker; and (ii) 1,409,170 shares issuable pursuant to stock options which are exercisable within the next 60 days (the "Voting Trust Shares"). Excludes 200,000 shares issuable pursuant to stock options held by Mr. Parker which are not exercisable within the next 60 days, and which shares are also subject to the Voting Agreement.

(4) Includes (i) 2,743,920 shares of common stock; (ii) 497,675 shares owed jointly with his spouse; (iii) 27,000 shares owned by his spouse; (iv) 1,249,170 shares issuable pursuant to stock options exercisable within the next 60 days; (iv) 45,000 shares he and/or his spouse control as trustees of two foundations and a trust; and (v) 160,000 shares issuable pursuant to stock options held by his spouse which are exercisable within the next 60 days.

(5) Includes 117,500 shares issuable pursuant to stock options exercisable within the next 60 days.

(6) Includes 45,000 shares issuable pursuant to stock options exercisable within the next 60 days. Excludes 40,000 common stock purchase warrants to which Mr. Jacobs is entitled.

(7) Includes 20,000 shares issuable pursuant to stock options exercisable within the next 60 days.

(8) Includes 7,739,508 shares issuable pursuant to stock options exercisable within the next 60 days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We lease approximately 5,000 square feet of office space for our headquarters from First America Living Trust, Inc., a company wholly-owned by Mr. Parker ("First America"). Annual lease payments are $105,800. The lease expires in May 2004. We entered into this lease on May 22, 2002, replacing the previous lease with the same company. We paid rent under these leases of approximately $133,000 and $109,200 during 2002 and 2001, respectively.

         We advanced expenses for Summit Group of Companies, Inc., wholly-owned by Richard Parker, which outstanding unpaid balance at December 31, 2002 and 2001 was $11,410 and $16,183, respectively. The receivable is not evidenced in writing.

         We reimbursed $96,839 during 2002 to Gold Coast Acquisitions, Inc., wholly-owned by Marshall T. Leeds ("GCA"), for costs paid on behalf of the Company related to the private placement of our common stock described in the Liquidity and Capital Resources section under Item 6.

         In connection with sales of common stock in our private placement made in 2003 by Steven C. Jacobs, a director, Mr. Jacobs is entitled to receive 40,000 common stock purchase warrants with an exercise price of $.30 per share.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

         Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

NUMBER               NAME
---------     --------------------------------------------------------------------------------------------------------------
3.1           Amended and Restated Articles of Incorporation (1)
3.1.1         Amendment to Amended and Restated Articles of Incorporation (1)
3.1.2         Amendment to Amended and Restated Articles of Incorporation (8)
3.2           Amended and Restated Bylaws (2)
10.1          2000 Incentive Compensation Plan (3)
10.1.2        2000 Incentive Compensation Plan, as amended (9)
10.2          Stock Option Agreement between the Company and Richard Parker (4)
10.3          Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4          Employment Agreement between the Company and Richard Parker (5)
10.5          Employment Agreement between the Company and Mark F. Caulfield (5)
10.6          Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7          Amendment to Secured Demand Note Collateral Agreement (6)
10.8          Employment Agreement between the Company and Ronald Caprilla* (7)

10.9          Stock  Purchase  Agreement by and among the Company,  Richard  Parker and Marshall T. Leeds,  dated March 22,
              2002 (8)
10.10         Employment Agreement between the Company and Marshall T. Leeds dated March 22, 2002(8)
10.11         Stock Option Agreement between the Company and Marshall T. Leeds dated March 22, 2002 (8)
10.12         Stock Option Agreement between the Company and Richard Parker dated March 22, 2002 (8)
10.13         Stock Option Agreement between the Company and Richard Parker dated March 22, 2002 (8)
10.14         Employment Agreement between the Company and Richard Parker dated May 22, 2002 (10)
10.15         Amended and Restated Employment Agreement between the Company and Marshall T. Leeds dated May 22, 2002 (10)
10.16         Shareholders'  Voting Agreement and Irrevocable  Proxy by and among the Company,  Marshall T. Leeds,  Richard
              Parker and Joan Parker, dated May 22, 2002. (10)
10.17         Commercial Lease between the Company and First America Living Trust, dated May 22, 2002 (10)
10.18         Form of Registration Rights Agreement between the Company and certain investors*
16.1          Letter from Hoyman, Dobson & Company*
21.1          Subsidiaries of the Company*
99.1          Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley
              Act of 2002*
99.2          Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley
              Act of 2002*

------------------
* Filed herewith

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.
(2) Exhibit 3.2 filed with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company's Quarterly Report for the fiscal quarter ended September 30, 201, on Form 10-QSB, file no. 000-29337.
(3) Incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.
(4)      Incorporated by reference to the Company's Information Statement on
         Schedule 14C, filed September 26, 2000, file no. 000-29337.
(5) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.
(6) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2001 on Form 10-QSB filed May 21, 2001, file no. 000-29337.
(7) Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB, filed April 15, 2002, file no. 000-29337.
(8) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB, Filed May 24, 2002, file no. 000-29337
(9) Incorporated by reference to the Company's definitive Proxy Statement filed August 12, 2002, file no. 000-29337
(10) Incorporated by reference to the Company's Quarterly Report for the fiscal quarter ended June 30, 2002 on Form 10-QSB, filed August 19, 2002, file no. 000-29337


         B.       REPORTS ON FORM 8-K

         On March 22, 2002, the Company filed a Current Report on Form 8-K to annex a press release announcing the stock purchase agreement between the Company, Richard Parker and Marshall T. Leeds.

         On June 6, 2002, the Company filed a Current Report on Form 8-K to report the closing of the stock purchase agreement between it, Richard Parker and Marshall T. Leeds and the acquisition of a controlling interest in the Company by Mr. Leeds.


ITEM 14.     CONTROLS AND PROCEDURES

         The Company's President and Chief Executive Officer along with the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

         There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Summit Brokerage Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SUMMIT BROKERAGE SERVICES, INC.


                             /s/ MARSHALL T. LEEDS
                             ---------------------------------------------------
                             Marshall T. Leeds
                             Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:  March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Brokerage Securities, Inc. and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                  DATE
              ---------                                       -----                                  ----
        /s/ MARSHALL T. LEEDS          Chairman of the Board and Chief Executive Officer        March 31, 2003
   -------------------------------             (principal executive officer)
          Marshall T. Leeds

        /s/ MARK F. CAULFIELD           Chief Financial Officer, Secretary and Treasurer        March 31, 2003
   -------------------------------                (principal financial officer)
          Mark F. Caulfield

         /s/ RICHARD PARKER             (Vice Chairman of the Board) President, and Chief       March 31, 2003
   -------------------------------                      Operating Officer
           Richard Parker

        /s/ STEVEN C. JACOBS                  Executive Vice-President and Director             March 31, 2003
   -------------------------------
          Steven C. Jacobs

         /s/ HARRY S. GREEN                                 Director                            March 27, 2003
   -------------------------------
           Harry S. Green


                            CERTIFICATION PURSUANT TO

                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Marshall T. Leeds, (Chairman and Chief Executive Officer of Summit Brokerage Services, Inc.) certify that:


1. I have reviewed this annual report on Form 10-KSB of Summit Brokerage Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

   /s/ Marshall T. Leeds
------------------------------------------------------
Name: Marshall T. Leeds
Title: Chairman of the Board / Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Mark Caulfield, (Chief Financial Officer of Summit Brokerage Services, Inc.) certify that:


1. I have reviewed this annual report on Form 10-KSB of Summit Brokerage Services, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 31, 2003

/s/ Mark F. Caulfield
-----------------------------------------
Name: Mark Caulfield
Title: Chief Financial Officer

                         SUMMIT BROKERAGE SERVICES, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 C O N T E N T S
                                    ---------


                                                                                     Page
                                                                                    Number
                                                                                    ------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                   F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statement of Financial Condition                                   F-2

     Consolidated Statements of Loss                                                 F-3

     Consolidated Statements of Changes in Stockholders' Equity                      F-4

     Consolidated Statements of Cash Flows                                           F-5

     Notes to Consolidated Financial Statements                                      F-6


SUPPLEMENTAL INFORMATION

     Schedule I - Computation of Net Capital Under Rule 15c3-1
         of the Securities and Exchange Commission                                  F-16

     Report of Independent Certified Public Accountants on
         Internal Control Structure Required by SEC Rule 17a-5
         for a Broker-Dealer Claiming an Exemption from SEC Rule 15c3-3             F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida


We have audited the accompanying consolidated statement of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplemental information required by Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
February 17, 2003

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Financial Condition
December 31, 2002


ASSETS
   Cash and cash equivalents                                    $ 1,607,674
   Deposit held at clearing broker                                   25,045
   Deposit held at clearing broker - related party                   45,459
   Commissions receivable                                           346,920
   Other receivables                                                109,646
   Securities owned, at fair value                                    3,300
   Prepaid expenses                                                  77,643
   Property and equipment, net                                      116,088
                                                                -----------
TOTAL ASSETS                                                    $ 2,331,775
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                        $   210,091
   Accrued commission expense                                       310,640
   Note payable - related party                                      40,200
                                                                -----------
      Total liabilities                                             560,931
                                                                -----------

STOCKHOLDERS' EQUITY
   Preferred stock, 12% cumulative convertible;
       par value $0.0001 per share; authorized
       150,000 shares; 125,000 issued and outstanding
       (liquidation preference of $125,000)                              13
   Common stock, par value $0.0001 per share; authorized
       50,000,000 shares; 20,200,064 issued and
       20,192,148 outstanding                                         2,020
   Additional paid-in capital                                     6,336,751
   Unearned stock compensation                                     (237,123)
   Treasury stock, at cost                                           (3,718)
   Accumulated deficit                                           (4,327,099)
                                                                -----------
       Total stockholders' equity                                 1,770,844
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 2,331,775
                                                                ===========


    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
For The Years Ended December 31, 2002 and 2001


                                                     2002               2001
                                             ------------       ------------
REVENUES
   Commissions                               $  6,065,976       $  6,899,311
   Interest and dividends                          76,202            107,811
   Other                                           12,676             40,465
                                             ------------       ------------
                                                6,154,854          7,047,587
                                             ------------       ------------

EXPENSES
   Commissions                                  5,275,867          5,863,693
   Employee compensation and benefits             806,909            715,054
   Occupancy and equipment                        188,253            169,985
   Communications                                 116,445            129,724
   Professional expenses                          610,415            283,202
   Stock-based compensation                       285,224            201,390
   Other operating expenses                       490,751            232,287
                                             ------------       ------------
                                                7,773,864          7,595,335
                                             ------------       ------------

NET LOSS BEFORE INCOME TAXES                   (1,619,010)          (547,748)

PROVISION FOR INCOME TAXES                             --                 --
                                             ------------       ------------

NET LOSS                                     $ (1,619,010)      $   (547,748)
                                             ============       ============

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING        10,264,778          4,693,970
                                             ============       ============

BASIC AND DILUTED LOSS PER SHARE             $     (0.158)      $     (0.117)
                                             ============       ============

    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For The Years Ended December 31, 2002 and 2001


                                                Preferred Stock               Common Stock
                                           ----------------------      -----------------------                     Unearned
                                           Number of                    Number of                  Additional        Stock
                                            Shares          Par          Shares          Par         Paid-In         Compen-
                                          Outstanding      Value       Outstanding      Value        Capital         sation
                                          -----------     -------      -----------      ------     -----------      ---------

BALANCES, DECEMBER 31, 2000                       --      $    --        4,691,224      $  470     $ 2,898,910      $(207,732)
Issuance of preferred stock for cash         125,000           13               --          --         124,987             --
Purchase of treasury stock                        --           --           (6,500)         --              --             --
Issuance of treasury stock                        --           --            4,817          --              --             --
Other                                             --           --            1,539          --              --             --
Amortization of unearned stock
    compensation/consultant expenses              --           --               --          --              --        201,390
Unrealized gain on securities                     --           --               --          --              --             --
Net loss                                          --           --               --          --              --             --
                                             -------      -------       ----------      ------     -----------      ---------

BALANCES, DECEMBER 31, 2001                  125,000           13        4,691,080         470       3,023,897         (6,342)
Preferred stock dividend
Issuance of treasury stock                        --           --            1,068          --              --             --
Cancellation of stock subscription                --           --               --          --         (10,250)            --
Common stock/options issued for
services                                          --           --          100,000          10         515,995       (468,612)
Issuance of common stock                          --           --       14,000,000       1,400       2,457,249             --
Exercise of common stock options                  --           --        1,400,000         140         349,860             --
Amortization of unearned stock
    compensation/consultant expenses              --           --               --          --              --        237,831
Reduction in unrealized gain                      --           --               --          --              --             --
Net loss                                          --           --               --          --              --             --
                                             -------      -------       ----------      ------     -----------      ---------

BALANCES, DECEMBER 31, 2002                  125,000      $    13       20,192,148      $2,020     $ 6,336,751      $(237,123)
                                             =======      =======       ==========      ======     ===========      =========




                                                        Accumulated                                     Total
                                                           Other                                        Stock-
                                            Treasury   Comprehensive Subscription    Accumulated       holders'
                                             Stock        Income      Receivable       Deficit          Equity
                                            --------      -------      --------      -----------      -----------

BALANCES, DECEMBER 31, 2000                 $(29,857)     $ 1,775      $(10,250)     $(2,155,341)     $   497,975
Issuance of preferred stock for cash              --           --            --               --          125,000
Purchase of treasury stock                    (7,800)          --            --               --           (7,800)
Issuance of treasury stock                    21,419           --            --               --           21,419
Other                                             --           --            --               --               --
Amortization of unearned stock
    compensation/consultant expenses              --           --            --               --          201,390
Unrealized gain on securities                     --          885            --               --              885
Net loss                                          --           --            --         (547,748)        (547,748)
                                            --------      -------      --------      -----------      -----------

BALANCES, DECEMBER 31, 2001                  (16,238)       2,660       (10,250)      (2,703,089)         291,121
Preferred stock dividend                                                                  (5,000)          (5,000)
Issuance of treasury stock                    12,520           --            --               --           12,520
Cancellation of stock subscription                --           --        10,250               --               --
Common stock/options issued for
services                                          --           --            --               --           47,393
Issuance of common stock                          --           --            --               --        2,458,649
Exercise of common stock options                  --           --            --               --          350,000
Amortization of unearned stock
    compensation/consultant expenses              --           --            --               --          237,831
Reduction in unrealized gain                      --       (2,660)           --               --           (2,660)
Net loss                                          --           --            --       (1,619,010)      (1,619,010)
                                            --------      -------      --------      -----------      -----------

BALANCES, DECEMBER 31, 2002                 $ (3,718)     $    --      $     --      $(4,327,099)     $ 1,770,844
                                            ========      =======      ========      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001


                                                                   2002             2001
                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,619,010)     $  (547,748)
  Adjustments to reconcile net loss to net cash used in
           operating activities
       Provision for doubtful accounts                               4,721               --
       Depreciation                                                 51,338           56,640
       Stock-based compensation                                    285,224          201,390
       Changes in:
           Deposit held at clearing broker                              17               79
           Deposit held at clearing broker - related party           6,051               --
           Commission receivable                                   120,598           15,418
           Other receivables                                        92,016         (136,167)
           Prepaid expenses                                        (14,205)         (16,658)
           Due from related party, net                                  --           (2,861)
           Accounts payable and accrued expenses                    35,783           83,122
           Accrued commissions expense                            (153,244)          83,250
                                                               -----------      -----------
                Net cash used in operating activities           (1,190,711)        (263,535)
                                                               -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (11,002)         (96,380)
                                                               -----------      -----------
     Net cash used in investing activities                         (11,002)         (96,380)
                                                               -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   (Payment) proceeds on note payable                              (50,000)          50,000
   Issuance of preferred stock                                          --          125,000
   Dividends paid - preferred stock                                 (5,000)              --
   Purchase of treasury stock                                           --           (7,800)
   Issuance of treasury stock                                       12,520           21,419
   Issuance of common stock                                      2,808,649               --
   Payments on capital lease obligation                                 --          (11,636)
                                                               -----------      -----------
       Net cash provided by financing activities                 2,766,169          176,983
                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,564,456         (182,932)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      43,218          226,150
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 1,607,674      $    43,218
                                                               ===========      ===========



    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001


NOTE 1 -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - Summit Brokerage Services Inc. (the "Company") is a National Association of Securities Dealers (NASD) member firm. The Company is an independent broker-dealer offering financial services to clients across the country through its 50 independent broker-dealer branch offices.

         CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's primary subsidiaries include Summit Holding Group, Inc. (a holding company) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor) and SBS Insurance Agency of Florida, Inc. (an insurance business). Intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKERS - The Company has an interest-bearing reserve deposit with certain clearing brokers. These clearing brokers require deposits of all introducing brokers for whom they transact business. One of the Company's deposits is from a related party of the Company (see Note 4).

COMMISSIONS RECEIVABLE - The Company considers commissions receivable fully collectible; accordingly, no allowance is required.

SECURITIES OWNED, AT FAIR VALUE - Securities owned are valued at estimated fair value as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statements of loss.

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years.

TREASURY STOCK - Treasury stock is reflected at cost.

         COMMISSIONS REVENUE AND EXPENSES - Commissions revenues are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by registered representatives of the branch offices. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the registered representatives based on a formal commission payout schedule maintained with each representative.

         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due plus deferred taxes related to net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income.

         LOSS PER SHARE - Basic loss per share for the years ended December 31, 2002 and 2001 have been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share for the years ended December 31, 2002 and 2001 are the same as basic, as the dilutive calculation would have an anti-dilutive effect because of the net loss.

         ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain amounts from the prior year have been reclassified to conform to the current year presentation.

NOTE 2 -     PROPERTY AND EQUIPMENT


Property and equipment consisted of the following at December 31, 2002:

Computer systems and software                             $ 126,489
Equipment and furniture                                      70,040
Leasehold improvements                                      151,743
                                                          ---------
   Total                                                    348,272
     Less: accumulated depreciation                        (232,184)
                                                          ---------
       Total property and equipment                       $ 116,088
                                                          =========

Depreciation expense was $51,338 and $56,640 for the years ended December 31, 2002 and 2001, respectively.

NOTE 3 -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2002:

Accounts payable                                         $198,479
Accrued wages and other                                    11,612
                                                         --------
                                                         $210,091
                                                         ========

NOTE 4 -     NOTE PAYABLE - RELATED PARTY

On March 31, 2000, the Company entered into a demand note collateral agreement with a corporation 100% owned by a shareholder and officer of the Company. The collateral for the note was held as a clearing deposit with one of the Company's clearing firms. The note became due on April 30, 2002 and accrues interest at 12.0% per annum. As of November 1, 2002, the Company no longer was allowed to use the subordinated agreement for net capital purposes. As of December 31, 2002, the outstanding balance is $40,200 and is due on demand.

During the year ended December 31, 2002, the Company paid off a $50,000 note payable to an unrelated third party.

Cash paid for interest was $22,593 and $22,396 for 2002 and 2001, respectively.

NOTE 5 -     COMMON STOCK

On July 16, 1997, the Company established a restricted stock bonus plan as an incentive for employees and certain consultants to remain in the employment or service of the Company. The shares granted under the plan were in the form of restricted stock and vest over a period ranging from immediately to four years after the date of grant of the award. Since the stock issued is subject to continuous employment or service from the date of the grant award, unearned compensation is recorded at the fair market value at the date awarded as a reduction of stockholders' equity. Compensation and consultant expense is recognized pro rata over the period during which the shares are earned, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS123"). The Company amortized $237,831 and $201,390 of unearned stock compensation and consultant expenses during the years ended December 31, 2002 and 2001, respectively.

On May 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, purchased an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $0.10 per share. Mr. Leeds became our largest shareholder, as well as our Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company's former Chairman and Chief Executive Officer, became President, Chief Operating Officer and Vice Chairman. Two of our Board members, Mr. Parker and Harry Green, remained on the Board, and Mr. Leeds and two of his designees comprised a new five-member Board. Mr. Parker has also granted Mr. Leeds voting control of his beneficially owned shares for a period of time. Mr. Leeds became a consultant to the Company in March 2002, and an employee in May, 2002.

In connection with this transaction, on March 15, 2002 and March 28, 2002, Mr. Parker borrowed a total of $250,000 from Marshall T. Leeds for use by Mr. Parker to purchase a total of 2,500,000 shares of the Company's common stock. On May 17, 2002, Mr. Parker borrowed an additional $100,000 from Mr. Leeds to purchase an additional 1,000,000 shares of common stock. The total loans of $350,000 were secured by a pledge to Mr. Leeds from Mr. Parker of the 3,500,000 shares he purchased, plus 2,500,000 other shares of common stock previously owned by Mr. Parker. The loans were drawn from the $500,000 amount contemplated by the Stock Purchase Agreement paid by Mr. Leeds to purchase 5,000,000 shares of the Company's common stock. The loans provided the Company with capital that was needed immediately in order for it to fund operations and certain of its business obligations. At the closing of the stock purchase discussed in the preceding paragraph, Mr. Leeds purchased the 3,500,000 shares acquired by Mr. Parker from the Company with the $350,000 of loan proceeds, in exchange for the cancellation of Mr. Parker's indebtedness to Mr. Leeds for the loans. Mr. Leeds also purchased the remaining 1,500,000 shares for an additional cash payment of $150,000, bringing his total stock purchased to 5,000,000 shares for a total price of $500,000.

On August 20, 2002, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

On October 9, 2002, 100,000 shares of common stock was issued to outside consultants for services performed for the Company. The Company recorded $66,000 in unearned stock compensation in the statement of financial position as the estimated fair value of the stock at the date of issuance.

On October 14, 2002, the Company approved the Common Stock Private Offering (the "Offering"), which consists of a private placement of up to 20,000,000 shares of its common stock to accredited investors at a purchase price of $.25 per share. The Company also authorized the issuance of up to 2,000,000 of common stock purchase warrants to selling broker-dealers in the Offering. These warrants have an exercise price equal to 120% of the per share price of the common stock sold in the Offering and vest immediately upon issuance. During the year ended December 31, 2002, the Company issued 8,200,000 shares of common stock related to the Offering for $2,050,000. In addition, as of December 31, 2002, the Company issued 530,000 warrants to selling broker-dealers at an exercise price of $.30. These warrants were fair valued in accordance with FAS123 at approximately $390,000. The entire $390,000 is considered offering costs and was charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other Offering costs of approximately $270,000 were charged against paid-in capital.

During the year ended December 31, 2002, the Company's Chief Executive Officer an option for 1,400,000 shares of common stock at $.25 per share.

At various other periods during 2002, common stock was issued for cash to various individuals exclusive of the Offering. During the year ended December 31, 2002, 5,000,000 shares of common stock were issued for $.10 a share and in July 2002, the Company sold 200,000 shares of Series B Preferred Stock for net proceeds of approximately $180,000 in a private placement of Series B Preferred Stock. The Series B Preferred Stock private placement was subsequently terminated without further sales and the investor's shares of Series B Preferred Stock were converted into 800,000 shares of common stock of the Company at an effective conversion rate of $0.25 per share.

NOTE 6 -     PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to reduce the preferred stock, par value $.0001 per share, from 5,000,000 authorized shares to 150,000. During the year ended December 31, 2001, the Company issued 125,000 shares of 12% cumulative convertible preferred stock for $125,000. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During the year ended December 31, 2002, $5,000 in cash dividends was paid. As of December 31, 2002, undeclared dividends in arrears approximated $18,300. In the event of any liquidation, dissolution or winding up of the Company's affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares ("Parity Shares"), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder's preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7 -     TREASURY STOCK

Treasury stock is reflected at cost, and consists of 7,916 and 8,984 shares of common stock at December 31, 2002 and 2001, respectively.

NOTE 8 -     STOCK OPTIONS AND WARRANTS

In March 2002, the Company issued to the Company's current President, COO and Vice Chairman 900,000 options to purchase the Company's common stock in connection with his employment contract with the Company. Of this total, 500,000 options have an exercise price of $0.10 per share and vested upon issuance and 400,000 options have an exercise price of $0.50 per share and vest over a two-year period. All options expire on December 31, 2007. Stock-based compensation of approximately $50,000 was recorded as a result of issuing these options.

In March 2002, the Company issued to the Company's current CEO and Chairman of the Board of Directors, 7,000,000 options to purchase the Company's common stock at an exercise price of $0.25 per share. These options vested upon issuance and expire on December 31, 2007. These options were issued in connection with his employment contract with the Company.

Stock option activity during 2002 and 2001, was as follows:

                                                                 WEIGHTED-
                                               NUMBER OF          AVERAGE
                                               OPTIONS         EXERCISE PRICE
                                              ----------       --------------

Outstanding at December 31, 2000               1,162,723           $2.50
   Granted                                       504,141           $ .77
   Forfeited                                     (31,648)          $2.50
                                              ----------
Outstanding at December 31, 2001               1,635,216           $1.97
   Granted                                    10,037,620           $0.32
   Exercised                                  (1,400,000)          $ .25
   Forfeited                                    (400,677)          $1.30
                                              ----------
Outstanding at December 31, 2002               9,872,159           $0.56
                                              ==========
Shares exercisable at December 31, 2002        8,094,922           $0.55
                                              ==========

The range of exercise prices for options and warrants outstanding at December 31, 2002 was $.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2002:

                                                    OUTSTANDING OPTIONS
                                   ------------------------------------------------------
                                                        WEIGHTED
                                                         AVERAGE
                                                        REMAINING             WEIGHTED
                                   NUMBER OF           CONTRACTUAL             AVERAGE
       RANGE OF EXERCISE PRICES     SHARES           LIFE (IN YEARS)       EXERCISE PRICE
       ------------------------    ----------        ---------------       --------------
             $0.10                    500,000               5.0                  $0.10
             $0.25                  5,769,905               5.1                  $0.25
             $0.50                  1,755,290               9.3                  $0.50
             $0.75                    594,215               9.6                  $0.75
             $1.00                    262,690               8.9                  $1.00
             $2.50                    990,059               7.5                  $2.50
                                    ---------
                                    9,872,159                                    $0.57
                                    =========

                                                    EXERCISABLE OPTIONS
                                   ------------------------------------------------------
                                                                             WEIGHTED
                                                           NUMBER OF          AVERAGE
       RANGE OF EXERCISE PRICES                             SHARES         EXERCISE PRICE
       ------------------------                            ---------       --------------
             $0.10 - $0.25                                 6,269,905             $0.24
             $0.50 - $1.00                                   868,298             $0.62
             $2.50                                           956,719             $2.50
                                                           ---------
                                                           8,094,922             $ .55
                                                           =========

As of December 31, 2002, the Company had 530,000 warrants outstanding for the purchase of the Company's common stock at an exercise price of $.30 per share. These warrants expire in November 2007.

The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of FAS123. Accordingly, if options or warrants are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the exercise price and the fair market value is charged to operations and/or unearned stock compensation. For the years ended December 31, 2002 and 2001, $74,000 and $-0- was charged to operations and/or unearned stock compensation. The fair value of the options and warrants granted during the fiscal years ended December 31, 2002 and 2001, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

                                                  2002                   2001
                                               ----------              --------

       Expected life (in years)                1.0 - 10.0                10.0
       Risk-free interest rate                       5.0%                5.0%
       Volatility                                    211%                225%
       Dividend yield                                0.0%                0.0%

The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' and warrants' vesting periods. The Company's pro forma information is as follows:

                                         2002            2001
                                     ------------     ----------

       Pro forma net loss            $(3,918,423)     $(667,272)
       Pro forma loss per share      $     (0.38)     $   (0.14)

The effects on pro forma disclosures of applying FAS123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases office space under a noncancelable operating lease with an entity whose major shareholder is also an officer and shareholder of the Company. Under the terms of the lease, the Company leases office space for its headquarters at a rate of approximately $8,800 per month. The lease expires in May 2004.

         Total rent expense, including month-to-month leases, for the years ending December 31, 2002 and 2001 was $153,827 and $137,643, respectively.

LEGAL PROCEEDINGS

         The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management believes that the range of potential net loss resulting from these proceedings will not be material to the Company's financial position or results of operations.

NOTE 10 -    INCOME TAXES

A summary of the provision for income taxes at December 31, is as follows:

                                                                 2002            2001
                                                               ---------       ---------

       Deferred tax benefit due to temporary differences:
          Federal                                              $ 207,000       $  52,000
          State                                                   69,000          17,000
       Change in valuation allowance                            (276,000)        (69,000)
                                                               ---------       ---------

          Total income tax benefit (expense)                   $      --       $      --
                                                               =========       =========

The deferred tax asset at December 31, 2002, is as follows:

       Deferred tax asset - NOL carryforwards      $ 758,000
       Valuation allowance                          (758,000)
                                                   ---------

          Net deferred tax asset                   $      --
                                                   =========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset, which primarily consists of net operating loss carryforwards.

The Company has net operating loss carryforwards of approximately $3,280,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years through 2017.

Total income tax expense/benefit differed from the amounts computed by applying the U.S. federal income tax rates of 34% for both 2002 and 2001 to income loss before income taxes, primarily due to the effects of net operating loss carryforwards, the valuation allowance and non-deductible stock compensation expense.

Under U.S. federal tax laws, certain changes in ownership of a company may cause severe limitations on future utilization of these loss carryforwards.

NOTE 11 -    CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
             INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12 -    RELATED-PARTY TRANACTIONS

The Company paid rent of approximately $133,000 and $109,200 during 2002 and 2001, respectively, to a related company owned by an individual who is an officer and shareholder of the Company. The related company owns one of the buildings the Company is leasing.

The Company has a $40,200 note payable due on demand with a related company owned by an individual who is an officer and shareholder of the Company.

During the year ended December 31, 2002, the Company reimbursed an entity wholly-owned by an officer and shareholder of the Company approximately $97,000 for costs related to the Company's private placement of its common stock.

NOTE 13 -    NET CAPITAL REQUIREMENT

The Company is a "Fully Disclosed Broker-Dealer". The Company does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a "clearing agreement" with a clearing broker and has fully disclosed all of its customer accounts to this broker.

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c 3-1), which requires the maintenance of minimum net capital.

The fully phased-in net capital requirement for "fully disclosed" brokers-dealers that receive but do not hold customer or other securities, is $50,000. The rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

At December 31, 2002, the Company had net capital of $1,377,156 and the Company's aggregate indebtedness to net capital ratio was 0.4 to 1.

NOTE 14 -    OTHER

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of approximately $1,619,000 and $548,000 for the years ended December 31, 2002 and 2001, respectively; however, management believes that it has sufficient resources to continue as a going concern through December 31, 2003. Management plans to continue to raise capital through equity offerings and to make strategic acquisitions to increase its volume.

NOTE 15 -    OFF BALANCE SHEET RISK

Included in the Company's clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company's customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2002, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

NOTE 16 -    SUBSEQUENT EVENT

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the "Branch"). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. ("Wachovia"), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the results of operations of the Branch will be included in the Company's financial statements as of the date of acquisition.

Based upon management's preliminary estimates, the purchase price, including estimated transaction costs, will be allocated as follows: Customer list - $1,142,000; Goodwill - $708,000; Equipment - $6,000. Customer list will be amortized over its estimated beneficial life of six years.

                            SUPPLEMENTAL INFORMATION

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES                      SCHEDULE I
Computation of Net Capital Under Rule 15c3-1 of the
Securities and Exchange Commission
As of December 31, 2002


Net Capital

      Total consolidated stockholders' equity                    $1,770,844

    Deductions and/or charges:
    Non-allowable assets:
       Commissions receivable                                    $   82,997
       Other receivables                                            109,646
       Prepaid expenses                                              77,643
       Property and equipment, net                                  116,088
                                                                    386,374

    Haircuts on securities:
       15% haircut on marketable equity securities                    7,314
                                                                 ----------

    Net capital                                                  $1,377,156
                                                                 ==========

Aggregate Indebtedness

    Items included in consolidated statement of
       financial condition
         Accrued payable and accrued expenses                    $  210,091
         Accrued commissions                                        310,640
         Note payable                                                40,200
                                                                 ----------

    Total aggregate indebtedness                                 $  560,931
                                                                 ==========

Computation of Basic Net Capital Requirement
    Minimum net capital required                                 $   50,000
                                                                 ==========

    Excess net capital at 1,500 percent                          $1,339,761
                                                                 ==========

    Excess net capital at 1,000 percent                          $1,321,063
                                                                 ==========

    Ratio: Aggregate indebtedness to net capital                   0.4 to 1
                                                                 ==========


Reconciliation with Company's Computation (Included in Part II of the Amended Form X-17A-5 as of December 31, 2002)

A reconciliation is not considered necessary pursuant to Rule 17a-5(d)(4), as there are no material differences between the Company's computation of net capital under Rule 15c3-1 and the computation of net capital included on this schedule.



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


Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

In planning and performing our audit of the consolidated financial statements and supplemental schedule of Summit Brokerage Services, Inc. and Subsidiaries, for the year ended December 31, 2002, we considered its internal control, including control activities for safeguarding securities, in order to determine our auditing procedures for the purpose of expressing our opinion on the consolidated financial statements and not to provide assurance on internal control.

Also, as required by Rule 17a-5(g)(1) of the Securities and Exchange Commission ("SEC"), we have made a study of the practices and procedures followed by the Company, including tests of such practices and procedures that we considered relevant to the objectives stated in Rule 17a-5(g) in making the periodic computations of aggregate indebtedness (or aggregate debits) and net capital under Rule 17a-3(a)(11) and for determining compliance with the exemptive provisions of Rule 15c3-3. Because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities, we did not review the practices and procedures followed by the Company in any of the following:

1. Making quarterly securities examinations, counts, verifications, and comparisons

2.       Recordation of differences required by Rule 17a-13

3.       Complying with the requirements for prompt payment for securities under
         Section 8 of Federal Reserve Regulation T of the Board of Governors of the Federal Reserve System

The management of the Company is responsible for establishing and maintaining internal control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the SEC's above-mentioned objectives. Two of the objectives of internal control and the practices and procedures are to provide management with reasonable but not absolute assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

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

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the SEC to be adequate for its purposes, in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate at December 31, 2002, to meet the SEC's objectives.

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



/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
February 17, 2003

                                  EXHIBIT INDEX



NUMBER         NAME
------   -----------------------------------------------------------------------

10.18 Form of Registration Rights Agreement between the Company and certain investors
16.1     Letter from Hoyman, Dobson & Company
21.1     Subsidiaries of the Company
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002