Form 10QSB
period 2003-03-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2003-05-15
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No: 0-29337

SUMMIT BROKERAGE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida	59 - 3202578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 North Federal Highway

Suite 310
Boca Raton, FL 33432
(561) 338-2800

(Address, including zip code, and telephone number, including area code, of

Registrant’s principal executive offices)

25 Fifth Avenue

Indiatlantic, Florida 32903
(321) 724-2303

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2003

Common Stock
Par value $.0001 per share	28,028,748

Transitional Small Business Disclosure Format   ☐  Yes   ☒  No

SUMMIT BROKERAGE SERVICES, INC.

FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (file no. 0-29337.)

PART I.

Item 1. Financial Statements

Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition
March 31, 2003 (Unaudited)

ASSETS
Cash and cash equivalents	$1,817,138
Deposit held at clearing broker	25,800
Deposit held at clearing broker – related party	50,000
Securities owned	2,085
Commissions receivable	591,746
Prepaid expenses	121,033
Other receivables, net	134,699
Due from related parties	10,723
Customer list, net	1,110,220
Goodwill	531,630
Property and equipment at cost, less accumulated depreciation of $210,981	109,878

TOTAL ASSETS	$4,504,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$185,457
Accrued commission expense	486,216
Note payable, net	1,565,722

TOTAL LIABILITIES	2,237,395
STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A
12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 50,000,000 shares; 24,040,064 issued and 24,028,748 outstanding	2,404
Additional paid-in capital	7,876,762
Unearned stock compensation	(791,635)
Treasury stock, at cost	(8,487)
Accumulated deficit	(4,811,500)

TOTAL STOCKHOLDERS’ EQUITY	2,267,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,504,952

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)

	For The Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$1,814,380	$1,773,390
Interest and dividends	104,197	17,835

	1,918,577	1,791,225
EXPENSES
Commissions	1,317,239	1,485,755
Employee compensation and benefits	463,635	177,369
Occupancy and equipment	122,890	47,427
Communications	83,095	32,074
Professional expenses	103,189	83,829
Stock based compensation	106,212	54,580
Other operating expenses	203,718	85,973

	2,399,978	1,967,007

NET LOSS BEFORE INCOME TAXES	(481,401)	(175,782)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(481,401)	(175,782)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC AND DILUTED	20,699,688	4,868,858

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(481,401)	$(175,782)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,800	10,045
Stock based compensation / consultant expenses	106,212	54,580
Amortization of customer list and imputed interest	52,592
Changes in:
Deposit held at clearing broker	(755)	5
Deposit held at clearing broker – related party	(4,541)	—
Commissions receivable	(244,826)	(2,667)
Other receivable	(25,053)	59,049
Prepaid expenses and other	(42,175)	2,017
Due from related parties	(50,923)	32,656
Accounts payable and accrued expenses	(44,634)	(49,925)
Accrued commission expense	175,576	(79,168)
Deferred income	—	(13,833)

Net cash used in operating activities	(547,128)	(163,023)

Cash flows from investing activities
Purchase of property and equipment	(590)	(1,302)
Cash flows from financing activities
Issuance of common stock	960,000	250,000
Issuance of treasury stock	—	10,848
Payment of preferred stock dividend	(3,000)	—
Purchase of treasury stock	(4,769)	—
Common stock offering costs	(80,329)	—
Payments on debt obligations	(114,720)	(15,503)

Net cash provided by financing activities	757,182	245,345

Net increase (decrease) in cash and cash equivalents	209,464	81,020
Cash and cash equivalents at beginning of period	1,607,674	43,218

Cash and cash equivalents at end of period	$1,817,138	$124,238

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three month periods ended March 31, 2003 and March 31, 2002 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Due to the current condition of the economy and financial markets, which have negatively impacted the Company’s revenues, the Company may need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

NOTE 2 - DUE FROM/TO RELATED PARTIES

At March 31, 2003, the Company has advances receivable of $6,093 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company’s behalf. The related company is 100% owned by an officer and shareholder of Summit Brokerage Services, Inc.

NOTE 3 - STOCKHOLDERS’ EQUITY

On March 22, 2002, the Company amended its Articles of Incorporation to change the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 5,000,000 to 150,000.

The 125,000 shares of outstanding preferred stock as of March 31, 2003 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock.

NOTE 3 - STOCKHOLDERS’ EQUITY (Continued)

The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of March 31, 2003 approximated $18,500. Preferred stock dividends declared and paid in 2003 amounted to $3,000.

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

On October 14, 2002, the Company began a private offering of its common stock. The offering consists of a minimum of 6,000,000 common stock shares for an aggregate purchase price of $1,500,000 up to a maximum of 20,000,000 common stock shares for an aggregate purchase price of $5,000,000, offered for sale at a subscription price of $.25 per common stock share. This offering is made only to “accredited investors” as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the three-month period ended March 31, 2003, the Company sold an aggregate of 3,840,000 shares of its common stock and received gross proceeds of $960,000. Offering costs incurred related to the issuance of these shares approximated $80,000. Additionally, 490,000 common stock purchase warrants with an exercise price of $0.30 per share were issued as commissions related to the common stock sales.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not

NOTE 3 - STOCKHOLDERS’ EQUITY (Continued)

mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. The Company has not adopted fair value accounting for its employee stock options.

The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During the three months ended March 31, 2003, 1,936,355 options were issued and approximately $661,000 of unearned stock compensation was recorded. The Company did not have any stock-based compensation to non-employees during 2003. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002

Net loss as reported:	$(481,000)	$(176,000)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(127,000)	(1,488,000)

Pro forma net loss	$(608,000)	$(1,664,000)

Net loss per share:
Basic and Diluted – as reported	$(0.02)	$(0.03)

Basic and diluted – pro forma	$(0.03)	$(0.34)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 4 - NET CAPITAL REQUIREMENT

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2003, the Company had net capital of $1,569,306, which was $1,519,306 in excess of its required minimum net capital of $50,000. The Company’s aggregate indebtedness to net capital ratio was .43 to 1 at March 31, 2003.

NOTE 5 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list — $1,142,000; Goodwill — $532,000; Equipment — $6,000; imputed interest — $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the three-month period ended March 31, 2003 approximated $32,000. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan using the effective interest method. Amortization of imputed interest for the three-month period ended March 31, 2003 approximated $21,000

NOTE 6 - SUBSEQUENT EVENTS

In April 2003, the Company entered into a stock purchase agreement with a limited partnership (the Purchaser) for the sale of 4,000,000 shares of the Company’s common stock at a price of $0.25 per share. As part of the agreement, the Company’s principal shareholder, chairman and chief executive officer (the Principal Shareholder) entered into a Co-Sale and Voting Agreement which contains certain provisions, among other corporate matters, under which he will grant to the Purchaser certain “tag-a-long” rights upon a sale of common stock by the Principal Shareholder and will agree to vote his shares in favor of a nominee director designated by the Purchaser.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of its operations for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

     Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

     Comparison of Three Months Ended March 31, 2003 and March 31, 2002

     Revenues. Revenues for the three months ended March 31, 2003 were $1,918,577 reflecting an increase of $127,352 (or 7.1%) from $1,791,225 for the three months ended March 31, 2002. This increase was due in part to the addition of our newest and largest producing branch office as a result of the asset acquisition on January 2, 2003 of the former Boca Raton, Florida office of Wachovia Securities Financial Network, Inc.

     Expenses. Expenses for the three months ended March 31, 2003 increased by $432,971 (or 22%) to $2,399,978 from $1,967,007 for the three months ended March 31, 2002. The increase in expenses was largely attributable to employee compensation and benefit costs, which increased by $286,266 to $463,635 from $177,369, as a result of the additions to the Company’s management team made during the first quarter of 2003.

     Net Loss. Net loss for the three months ended March 31, 2003 was $481,401, reflecting an increase of $305,619 (or 173.9%) from a net loss of $175,782 during the three months ended March 31, 2002. The increased net loss was primarily due to the increase in expenses described above. Net loss for the three months ended March 31, 2003 was –20.6% of revenues, as compared to –9.6% for the three months ended March 31, 2002. The Company’s basic loss per share was ($0.019) for the three months ended March 31, 2003, compared to a per share loss of ($0.035) for the three months ended March 31, 2002.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($547,128) during the three months ended March 31, 2003, compared to net cash used of ($163,023) for the three months ended March 31, 2002. The increase in cash used by operating activities is a result of the increased operating loss between the two periods, as well as an increase in commissions receivable.

     Cash used in investing activities (capital expenditures) totaled ($590) and ($1,302) during the three months ended March 31, 2003 and 2002, respectively. Capital expenditures were primarily comprised of the Company’s replacement of office equipment.

     Net cash provided by financing activities totaled $757,182 and $245,345 during the three months ended March 31, 2003 and 2002, respectively. During the quarter ended March 31, 2003, financing activities consisted primarily of the private offering and sale of 3,840,000 shares of our common stock for a total purchase price of $960,000, or $.25 per share, as part of the private offering of 20,000,000 shares of our common stock, which commenced in October 2002 and which was terminated on March 19, 2003.

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

Item 3. Controls and Procedures

     The Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On October 14, 2002, the Company approved a Common Stock Private Offering , which consists of a private placement of up to 20,000,000 shares of its common stock to accredited investors at a purchase price of $.25 per share. During the quarter ended March 31, 2003, the Company received $960,000 in gross cash proceeds from the sale of 3,840,000 shares of common stock related to the private placement. In connection with the sale of stock in the private offering, the Company incurred offering costs of $80,000, including selling commissions. With respect to the offer and sale of such securities, we relied on the exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The purchasers of the securities confirmed in writing to Summit hat they were accredited investors and that they were purchasing the securities for investment purposes only. The securities are restricted and the certificates bear a legend accordingly. The securities are subject to certain lock-up provisions and certain registration rights.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected June 27, 2001 (1)
3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)
3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)
3.1.3	Amendment to Amended and restated Articles of Incorporation effected August 28, 2002 (10)
3.2	Amended and Restated Bylaws (2)
10.1	2000 Incentive Compensation Plan (3)
10.2	Stock Option Agreement between the Company and Richard Parker (4)
10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4	Employment Agreement between the Company and Richard Parker (5)
10.5	Employment Agreement between the Company and Mark F. Caulfield (5)
10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7	Amendment to Secured Demand Note Collateral Agreement (6)
10.8	Employment Agreement between the Company and Ronald Caprilla (7)
10.9	Stock Purchase Agreement (8)
10.10	Employment Agreement between the Company and Marshall T. Leeds (8)
10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)
10.12	Stock Option Agreement between the Company and Richard Parker (8)
10.13	Stock Option Agreement between the Company and Richard Parker (8)
10.14	Employment Agreement between the Company and Richard Parker (9)
10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)
10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)
10.17	Commercial Lease between the Company and First America Living Trust (9)
10.18	Form of Registration Rights Agreement between the Company and certain investors (11)
10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB, file no. 0-29337.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 0-29337.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000, file no. 0-29337.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 0-29337.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB filed November 14, 2001, file no. 0-29337.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002, file no. 0-29337.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002, file no. 0-29337.

(9)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2002 on Form 10-QSB filed August 19, 2002, file no. 0-29337.

(10)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002, on Form 10-QSB filed November 14, 2002, file no. 0-29337.

(11)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2002 on Form 10-KSB filed March 31, 2003, file no. 0-29337.

(b)	Reports on Form 8-K

     A current report on Form 8-K dated January 2, 2003 was filed with the SEC on January 3, 2003, for purposes of reporting (i) the acquisition by Summit Holding Group, Inc., a subsidiary of the Company, of certain assets from the Boca Raton, Florida office of Wachovia Securities Financial Network, Inc. (“WSFN”), and (ii) the closing of the Company's private placement of common stock.

     An amendment to current report on Form 8-K dated January 2, 2003 was filed with the SEC on January 17, 2003 which provided additional information regarding the acquisition of certain assets from the Boca Raton office of WSFN.

     An amendment to current report on Form 8-K dated January 2, 2003 was filed with the SEC on March 18, 2003 which provided required audited financial statements and unaudited pro forma financial information in connection with the acquisition of certain assets from the Boca Raton office of WSFN.

     A current report on Form 8-K dated and filed with the SEC on March 28, 2003, attached a copy of the Company's press release dated March 28, 2003 pertaining to the results of its recently closed common stock private placement.

SUMMIT BROKERAGE SERVICES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Brokerage Services, Inc.
(Registrant)

Date: May 14, 2003	/s/ Marshall T. Leeds

Marshall T. Leeds, Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2003	/s/ Mark Caulfield

Mark Caulfield, Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Marshall T. Leeds

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Mark F. Caulfield

Name: Mark F. Caulfield
Title: Chief Financial Officer

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.