Form 10QSB
period 2003-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2003-08-14
CIK 1045993

'

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ______________

Commission File No: 0-29337

SUMMIT BROKERAGE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59 - 3202578 (I.R.S. Employer Identification No.)

980 North Federal Highway
Suite 310
Boca Raton, FL 33432
(561) 338-2800

(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 12, 2003

Common Stock Par value $.0001 per share	28,108,778

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

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Financial Condition
June 30, 2003 (Unaudited)

ASSETS
Cash and cash equivalents	$2,587,735
Deposit held at clearing broker	76,743
Securities owned	2,415
Commissions receivable	662,094
Prepaid expenses	82,223
Other receivables, net	164,787
Due from related parties	10,723
Goodwill & Customer list, net	1,588,710
Property and equipment at cost, less accumulated depreciation of $260,049	140,900

TOTAL ASSETS	$5,316,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$321,291
Accrued commission expense	576,472
Note payable, net	1,465,313

TOTAL LIABILITIES	2,363,076
STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 50,000,000 shares; 28,120,094 issued and 28,108,778 outstanding	2,812
Additional paid-in capital	8,781,511
Unearned stock compensation	(730,423)
Treasury stock, at cost	(8,487)
Accumulated deficit	(5,092,172)

TOTAL STOCKHOLDERS’ EQUITY	2,953,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,316,330

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Losses

	For The Three Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,061,000	$1,438,521
Interest and dividends	136,844	18,860
Other	36,881	1,598

	3,234,725	1,458,979

EXPENSES
Commissions	2,145,759	1,298,381
Employee compensation and benefits	635,006	186,591
Occupancy and equipment	144,249	28,112
Communications	84,808	32,074
Professional expenses	113,358	166,480
Stock based compensation	61,212	17,700
Other operating expenses	327,007	231,595

	3,511,399	1,960,933

NET LOSS BEFORE INCOME TAXES	(276,674)	(501,954)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(276,674)	(501,954)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	27,573,393	8,371,300

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Losses

	For The Six Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$4,875,380	$3,268,687
Interest and dividends	241,041	36,696
Other	47,380	1,598

	5,163,801	3,306,981

EXPENSES
Commissions	3,462,998	2,868,667
Employee compensation and benefits	1,098,641	348,695
Occupancy and equipment	267,139	58,281
Communications	167,903	65,856
Professional expenses	216,547	317,063
Stock based compensation	167,424	72,280
Other operating expenses	541,224	253,125

	5,921,876	3,983,967

NET LOSS BEFORE INCOME TAXES	(758,075)	(676,986)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(758,075)	(676,986)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	24,915,935	6,629,755

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(758,075)	$(676,986)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,866	20,090
Stock based compensation	167,424	72,280
Amortization of customer list and imputed interest	125,988	—
Changes in:
Deposit held at clearing broker	(51,698)	(33)
Deposit held at clearing broker – related party	45,459	—
Commissions receivable	(315,174)	103,216
Other receivable	(55,141)	6,874
Prepaid expenses and other	(4,580)	5,566
Securities owned	885	508
Due from related parties	(50,923)	33,829
Accounts payable and accrued expenses	91,200	79,224
Accrued commission expense	265,832	(293,094)

Net cash used in operating activities	(510,937)	(648,526)

Cash flows from investing activities
Purchase of property and equipment	(46,676)	(5,552)

Cash flows from financing activities
Issuance of common stock	1,960,000	650,000
Issuance of treasury stock	—	10,848
Payment of preferred stock dividend	(7,000)	—
Purchase of treasury stock	(4,769)	—
Common stock offering costs	(175,172)	—
Payments on debt obligations	(235,385)	(30,619)

Net cash provided by financing activities	1,537,674	630,229

Net increase (decrease) in cash and cash equivalents	980,061	(23,849)
Cash and cash equivalents at beginning of period	1,607,674	43,218

Cash and cash equivalents at end of period	$2,587,735	$19,369

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

NOTE 1 — GENERAL

The condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and June 30, 2002 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for Summit Brokerage Services, Inc. (“Summit” or the “Company”). The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

In the event the Company’s operations are negatively impacted by downturns in the economy, in general, or the financial markets, in particular, the Company may need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

NOTE 2 — DUE FROM RELATED PARTIES

At June 30, 2003, Summit has advances receivable of $10,723 from a related company for expenses paid by Summit on the related company’s behalf. The related company is 100% owned by Summit’s Vice Chairman and President.

NOTE 3 — STOCKHOLDERS’ EQUITY

The 125,000 shares of outstanding preferred stock as of June 30, 2003 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of June 30, 2003 approximated $21,500. Preferred stock dividends paid in 2003 amounted to $7,000.

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

On October 14, 2002, the Company began a private offering of its securities, which offering was completed on March 19, 2003. In connection with that offering, the Company sold, to “accredited investors” as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, an aggregate of 12,040,000 shares of its common stock for gross proceeds of $3,010,000. In addition to commissions paid in previous periods related to this offering, the Company issued, during the three month period ended June 30, 2003, common stock purchase warrants entitling the holders thereof to purchase up to 58,000 shares of the Company’s common stock at a price of $0.30 per share.

On April 11, 2003, the Company consummated, in a separate transaction, the sale of 4,000,000 shares of its common stock for gross proceeds of $1,000,000. Offering costs incurred related to the issuance of these shares approximated $95,000. As part of the agreement, the Company’s principal shareholder, chairman and chief executive officer (the “Principal Shareholder”) entered into a Co-Sale and Voting Agreement which contains certain provisions, among other corporate matters, under which he: (i) grants to the purchaser certain “tag-a-long” rights upon a sale of common stock by the Principal Shareholder, and (ii) agreed to vote his shares in favor of a nominee director designated by the purchaser. During the three month period ended June 30, 2003, the Company issued, as commissions related to this offering: (i) common stock purchase warrants entitling the holders thereof to purchase up to 400,000 shares of the Company’s common stock at a price of $0.30 per share, and (ii) 80,000 shares of the Company’s common stock.

On June 3, 2003, the Company entered into an agreement to issue 27,741 shares of its common stock for services, the fair market value of which has been included in the June 30, 2003 accounts payable balance. As of July 31, 2003, the Company had not yet issued these shares.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize compensation expense for our stock option grants, which are issued at fair value at the date of grant. The Company has not adopted fair value accounting for its employee stock options.

The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During the three months ended June 30, 2003, 122,500 options were issued for which the Company did not record any unearned stock compensation. The Company has also agreed to issue options entitling the holder thereof to acquire up to 600,000 shares of common stock at a price of $.45 per share. As of July 31, the Company had not yet issued these options. The Company did not have any stock-based compensation to non-employees during 2003. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during the three and six month periods ended June 30, 2003 and 2002 are as follows:

	3 Months Ended		6 Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

Net loss as reported:	$(276,674)	$(501,954)	$(758,075)	$(676,986)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(114,105)	(11,031)	(240,373)	(1,504,030)

Pro forma net loss	$(390,779)	$(512,985)	(998,448)	$(2,181,016)

Net loss per share:
Basic and Diluted – as reported	$(0.01)	$(0.06)	$(0.03)	$(0.10)

Basic and diluted – pro forma	$(0.01)	$(0.06)	$(0.04)	$(0.33)

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

NOTE 4 — NET CAPITAL REQUIREMENT

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2003, the Company had net capital of $2,401,584 which was $2,151,584 in excess of its required minimum net capital of $250,000. The Company’s aggregate indebtedness to net capital ratio was .37 to 1 at June 30, 2003.

NOTE 5 — ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list — $1,142,000; Goodwill — $532,000; Equipment — $6,000; imputed interest — $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the three-month period ended June 30, 2003 approximated $48,000. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan using the effective interest method. Amortization of imputed interest for the three-month period ended June 30, 2003 approximated $19,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of its operations for the three and six month periods ended June 30, 2003 and 2002 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

     Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

Comparison of Three Months Ended June 30, 2003 and June 30, 2002

     Revenues. Revenues for the three months ended June 30, 2003 were $3,234,725 reflecting an increase of $1,775,746 (or 122%) from reported revenues of $1,458,979 for the three months ended June 30, 2002. This increase was due primarily to an increase in the number of the Company’s financial advisors, including as a result of the acquisition of the Boca Raton Branch of Wachovia Securities Financial Network, Inc.

     Expenses. Expenses for the three months ended June 30, 2003 increased by $1,550,466 (or 79%) to $3,511,399 from $1,960,933 for the three months ended June 30, 2002. The increase in expenses was largely attributable to an increase in: (i) commission expense of $847,378, which amounts relate to the Company’s increased revenues, and (ii) employee compensation and benefits resulting from the addition of several new employees, including in connection with the acquisition of the Wachovia Branch. For the three month period ended June 30, 2003, employee compensation and benefits costs increased by $448,415 over the comparable period for 2002.

     Net Loss. Net loss for the three months ended June 30, 2003 was $276,674, reflecting a decrease of $225,280 (or 45%) from a net loss of $501,954 during the three months ended June 30, 2002. The decreased net loss was primarily due to the added gross margin contribution resulting from the Company’s increased revenues. Net loss for the three months ended June 30, 2003 was (8%) of revenues, as compared to (34%) for the three months ended June 30, 2002. The Company’s basic loss per share was ($0.01) for the three months ended June 30, 2003, compared to a per share loss of ($0.06) for the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2003 and June 30, 2002

     Revenues. Revenues for the six months ended June 30, 2003 were $5,163,801 reflecting an increase of $1,856,820 (or 56%) from reported revenues of $3,306,981 for the six months ended June 30, 2002. This increase was due primarily to an increase in the number of the Company’s financial advisors, including as a result of the acquisition of the Boca Raton Branch of Wachovia Securities Financial Network, Inc.

     Expenses. Expenses for the six months ended June 30, 2003 increased by $1,937,909 (or 49%) to $5,921,876 from $3,983,967 for the six months ended June 30, 2002. The increase in expenses was largely attributable to an increase in: (i) employee compensation and benefits resulting from the addition of several new employees, including in connection with the acquisition of the Wachovia Branch. For the six month period ended June 30, 2003, employee compensation and benefits costs increased by $749,946 over the comparable period for 2002, and (ii) commission expense of $594,331, which amounts relate to the Company’s increased revenues.

     Net Loss. Net loss for the six months ended June 30, 2003 was $758,075, reflecting an increase of $81,089 (or 12%) from a net loss of $676,986 during the six months ended June 30, 2002. The increased net loss was primarily due to increased operating expenses related to the Wachovia Branch acquisition during the first quarter of 2003. Net loss for the six months ended June 30, 2003 was (15%) of revenues, as compared to (20%) for the six months ended June 30, 2002. The Company’s basic loss per share was ($0.03) for the six months ended June 30, 2003, compared to a per share loss of ($0.10) for the six months ended June 30, 2002.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($510,937) during the six months ended June 30, 2003, compared to net cash used of ($648,526) for the six months ended June 30, 2002. The decrease in cash used in operating activities was impacted by, among other things, the inclusion during the six month period ended June 30, 2003 of approximately $321,000 of non-cash charges for depreciation, amortization and stock based compensation expense, versus only approximately $92,000 for the same period of 2002, resulting in a net difference of $299,000. Cash used in operating activities is also impacted by changes in the respective balance sheet accounts of certain of the Company’s assets and liabilities. For the period ended June 30, 2003, the Company recognized as revenues approximately $315,000 more than it received in cash, while it reported as commission expense approximately $265,000 more than it paid in cash. This compares with the six month period ended June 30, 2002 in that the Company recognized as revenues approximately $103,000 less than it received in cash, while it reported as commission expense approximately $293,000 less than it paid in cash.

     Cash used in investing activities (capital expenditures) totaled $46,676 and $5,552 during the six months ended June 30, 2003 and 2002, respectively. Capital expenditures were primarily comprised of the acquisition of computer hardware.

     Net cash provided by financing activities totaled $1,537,674 and $630,229 during the six months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, financing activities consisted primarily of the private offering and sale, completed on April 11, 2003, of 4,000,000 shares of our common stock for a total purchase price of $1,000,000, or $.25 per share.

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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On April 11, 2003, the Company closed on the sale of 4,000,000 shares of common stock to Antares Capital Fund III Limited Partnership (“Antares”) pursuant to a Stock Purchase Agreement between the Company and Antares, an accredited investor, for a total purchase price of $1,000,000 in cash. With respect to the offer and sale of such securities, we relied on the exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Antares confirmed in writing to the Company that it was an accredited investor and that it was purchasing the securities for investment purposes only. The securities are restricted and the certificates bear a legend accordingly. The securities are subject to certain lock-up provisions and certain registration rights.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

     The Company’s 2003 annual meeting has been tentatively scheduled for October 21, 2003. As a result, September 10, 2003 is the deadline for shareholder proposals pursuant to the section entitled “Shareholder Proposals For 2003 Annual Meeting” contained in the Company’s proxy statement for its 2002 annual meeting dated August 8, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected June 27, 2001 (1)
3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)
3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)
3.1.3	Amendment to Amended and Restated Articles of Incorporation effected August 28, 2002 (10)
3.1.4	Amendment to Amended and Restated Articles of Incorporation effected April 9, 2003 (13)
3.2	Amended and Restated Bylaws (2)
10.1	2000 Incentive Compensation Plan (3)
10.2	Stock Option Agreement between the Company and Richard Parker (4)
10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)
10.4	Employment Agreement between the Company and Richard Parker (5)
10.5	Employment Agreement between the Company and Mark F. Caulfield (5)
10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)
10.7	Amendment to Secured Demand Note Collateral Agreement (6)
10.8	Employment Agreement between the Company and Ronald Caprilla (7)
10.9	Stock Purchase Agreement (8)
10.10	Employment Agreement between the Company and Marshall T. Leeds (8)
10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)
10.12	Stock Option Agreement between the Company and Richard Parker (8)
10.13	Stock Option Agreement between the Company and Richard Parker (8)
10.14	Employment Agreement between the Company and Richard Parker (9)
10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)
10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)
10.17	Commercial Lease between the Company and First America Living Trust (9)
10.18	Form of Registration Rights Agreement between the Company and certain investors (11)
10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12) Stock Purchase Agreement between the Company and Antares Capital Fund III Limited
10.20	Partnership (“Antares) (13)
10.21	Supplemental Letter between the Company and Antares (w/o exhibits) (13)
10.22	Registration Rights Agreement between the Company and Antares (13)
10.23	Co-Sale and Voting Rights Agreement between the Company and Antares (13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 1002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB filed November 14, 2001.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2002 on Form 10-QSB filed August 19, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002, on Form 10-QSB filed November 14, 2002.

(11)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2002 on Form 10-KSB filed March 31, 2003.

(12)	Incorporated by reference to the Company’s amendment to Current Report on Form 8-K filed March 18, 2003.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2003.

(b)	Reports on Form 8-K

     A current report on Form 8-K dated April 11, 2003 was filed with the SEC on April 21, 2003, for purposes of reporting (i) the sale of 1,000,000 shares of common stock to Antares Capital Fund III Limited Partnership, and related documents.

[Signature Page Follows]

SUMMIT BROKERAGE SERVICES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Brokerage Services, Inc. (Registrant)

Date: August 14, 2003	/s/ Marshall T. Leeds

Marshall T. Leeds, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	/s/ Steven C. Jacobs

Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.