Form 10QSB
period 2003-09-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2003-11-14
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 12, 2003

Common Stock
Par value $.0001 per share	28,170,773

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

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition
September 30, 2003 (Unaudited)

ASSETS
Cash and cash equivalents	$2,698,028
Deposit held at clearing broker	76,007
Securities owned	18,650
Commissions receivable	774,508
Prepaid expenses	16,986
Other receivables, net	141,922
Due from related parties	10,723
Goodwill & customer list, net	1,540,520
Property and equipment at cost, less accumulated depreciation of $5,250	63,728

TOTAL ASSETS	$5,341,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$380,560
Accrued commission expense	567,264
Note payable, net	1,368,862

TOTAL LIABILITIES	2,316,686
STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 50,000,000 shares; 28,120,064 issued and outstanding	2,812
Additional paid-in capital	8,781,511
Unearned stock compensation	(669,211)
Accumulated deficit	(5,090,739)

TOTAL STOCKHOLDERS’ EQUITY	3,024,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,341,072

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)

	For The Three Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,575,406	$1,545,736
Interest and dividends	137,909	16,928
Other	60,601	6,063

	3,773,916	1,568,727

EXPENSES
Commissions and clearing costs	2,615,553	1,258,428
Employee compensation and benefits	530,340	182,313
Occupancy and equipment	113,368	35,415
Communications	83,151	24,237
Professional expenses	135,581	142,593
Stock based compensation	61,212	46,176
Depreciation and amortization	46,421	10,045
Loss on disposition of fixed assets	94,632	—
Other operating expenses	92,222	126,612

	3,772,480	1,825,819

NET INCOME (LOSS) BEFORE INCOME TAXES	1,436	(257,092)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$1,436	(257,092)

BASIC AND DILUTED LOSS PER SHARE	$(.00)	$(.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	28,120,064	10,845,428

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)

	For The Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,450,786	$4,814,423
Interest and dividends	378,950	53,624
Other	107,981	7,661

	8,937,717	4,875,708

EXPENSES
Commissions and clearing costs	6,225,741	4,140,530
Employee compensation and benefits	1,628,981	565,135
Occupancy and equipment	380,145	115,067
Communications	251,417	90,303
Professional expenses	352,128	466,452
Stock based compensation	228,636	118,456
Depreciation and amortization	153,588	30,135
Loss on disposition of fixed assets	94,632	—
Other operating expenses	379,089	283,200

	9,694,357	5,809,278

NET LOSS BEFORE INCOME TAXES	(756,640)	(933,570)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(756,640)	(933,570)

BASIC AND DILUTED LOSS PER SHARE	($.03)	($.12)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	25,994,987	8,050,422

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(756,640)	$(933,570)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	26,706	30,135
Stock based compensation	228,636	118,456
Loss on disposition of assets	94,632	—
Amortization of customer list and imputed interest	191,943	—
Changes in:
Deposit held at clearing broker	(50,962)	7
Deposit held at clearing broker – related party	45,459	—
Commissions receivable	(427,588)	9,564
Other receivables	(28,558)	1,708
Prepaid expenses	60,659	13,281
Securities owned	(15,350)	—
Due from related parties	(50,923)	31,473
Accounts payable and accrued expenses	150,469	170,149
Accrued commission expense	256,620	(231,957)

Net cash used in operating activities	(274,897)	(790,754)

Cash flows from investing activities
Purchase of property and equipment	(62,976)	(6,388)
Cash flows from financing activities
Issuance of common stock	1,960,000	979,990
Payment of preferred stock dividend	(7,000)	(2,000)
Common stock offering costs	(175,172)	—
Payment on capital lease obligation	—	(8,821)
Payments on debt obligations	(349,601)	(37,030)

Net cash provided by financing activities	1,428,227	932,139

Net increase in cash and cash equivalents	1,090,354	134,997
Cash and cash equivalents at beginning of period	1,607,674	43,218

Cash and cash equivalents at end of period	$2,698,028	$178,215

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2003

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 and September 30, 2002 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for Summit Brokerage Services, Inc. (“Summit” or the “Company”). The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

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

NOTE 2 - DUE FROM/TO RELATED PARTIES

At September 30, 2003, Summit has advances receivable of $10,723 from a related company for expenses paid by Summit on the related company’s behalf. The related company is 100% owned by Summit’s former Vice Chairman and President.

NOTE 3 - STOCKHOLDERS’ EQUITY

The 125,000 shares of outstanding preferred stock as of September 30, 2003 are convertible into shares of common stock. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. All such preferred stock is non-voting stock. The holders of Series A 12%

Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. Undeclared dividends in arrears as of September 30, 2003 approximated $12,000. Preferred stock dividends paid in 2003 amounted to $7,000.

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

On April 11, 2003, the Company consummated, in a separate transaction, the sale of 4,000,000 shares of its common stock for gross proceeds of $1,000,000. As part of the agreement, the Company’s principal shareholder, chairman and chief executive officer (the “Principal Shareholder”) entered into a Co-Sale and Voting Agreement (the “Agreement”) which contains certain provisions, among other corporate matters, under which he: (i) grants to the purchaser certain “tag-a-long” rights upon a sale of common stock by the Principal Shareholder, and (ii) agreed to vote his shares in favor of a nominee director designated by the purchaser. “Tag-a-Long” rights, as define within the Agreement, allow the purchaser, in its discretion, to participate in any sale, transfer or other disposition of any shares of common stock by the principal shareholder, his family members or entities they control, on the same terms and conditions as their sale. The number of shares the purchaser would be able to include in the sale is subject to a formula set forth in the Agreement. The Agreement terminates when the purchaser no longer owns 2,000,000 of the 4,000,000 shares purchased in April 2003 (as adjusted for stock split, dividends, recapitalizations an similar events). The Agreement may also be terminated upon the closing of a public offering of the Company’s securities resulting in net proceeds to the Company of $20,000,000 at a per share price of at least $2.50 (as adjusted for stock splits, dividends, recapitalizations and the like).

On June 3, 2003, we entered into an agreement with a vendor to issue shares of our common stock in exchange for past and future services. As of September 30, we had not yet issued, but were obligated to issue, 50,709 shares under the agreement, which shares were issued on October 29, 2003. As we become obligated under the agreement to issue shares, we record an expense equal to the number of shares required to be issued multiplied by the fair market value of our shares at the time such obligation arises. In connection with the issuance of the 50,709 shares, we recorded an expense of $8,840 and $20,176 for the three months ended September 30, 2003 and June 30, 2003, respectively. At the time we become obligated to issue any shares under this agreement, but prior to their issuance, we include their fair market value in accounts payable.

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

The Company currently accounts for its employee stock-based compensation arrangements under the provisions of Accounting Principles Board, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees under the provisions of SFAS No. 123. During the three months ended September 30, 2003, 93,221 options were issued for which the Company did not record any unearned stock compensation. The Company has also agreed to issue options, as of August 7, 2003, entitling the holder thereof to acquire up to 600,000 shares of common stock at a price of $.45 per share. For purposes of computing pro-forma earnings per share herein, we have assumed the issuance of these options. The Company did not have any stock-based compensation to non-employees during 2003. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of options. The effects of applying SFAS No. 123 during the periods ended September 30, 2003 and 2002 are as follows:

	3 Months Ended		9 Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss) as reported:	$1,436	$(257,092)	$(756,640)	$(933,570)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(127,547)	(35,690)	(369,939)	(1,604,710)

Pro forma net loss	$(126,111)	$(292,782)	$(1,126,579)	$(2,538,280)

Net loss per share:
Basic and diluted – as reported	$(0.00)	$(0.02)	$(0.03)	$(0.12)

Basic and diluted – pro forma	$(0.00)	$(0.03)	$(0.04)	$(0.32)

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

NOTE 4 - NET CAPITAL REQUIREMENT

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2003, the Company had net capital of $2,520,577, which was $2,270,577 in excess of its required minimum net capital of $250,000. The Company’s aggregate indebtedness to net capital ratio was .38 to 1 at September 30, 2003.

NOTE 5 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. Substantially all of the registered representatives have signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing

January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire four-year period ending January 2, 2007, a pro-rata adjustment to the purchase price for the remaining non-employed period will be made. Upon leaving the Company, Wachovia, not the Company, retains the right to reclaim the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the three-month period ended September 30, 2003 approximated $48,000. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective interest method. Amortization of imputed interest for the three-month period ended September 30, 2003 approximated $18,000. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of its operations for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

     Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

Overview

     Summit Brokerage Services, Inc. is a financial services firm that provides full service retail securities brokerage through its network of almost 150 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 70 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

     Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from the sale of securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts.

     Summit is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 47 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 22 states.

     Summit is a fully-disclosed broker dealer, and therefore relies on its clearing firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firms typically charge us a fee every time they effect a transaction on behalf of the firm or its clients. We have a clearing arrangement with First Clearing, LLC (a joint venture between Wachovia Corporation and Prudential) and with RBC Dain Correspondent Services, Inc. (a division of RBC Dain Rauscher Incorporated).

     We have a history of operating losses. For the nine month period ended September 30, 2003, we reported a loss of $756,640, versus a loss of $933,570 for the comparable period of 2002. However, for the three month period ended September 30, 2003, we reported income of $1,436, versus a loss of $257,092 for the same period in 2002. We believe our improved performance is due primarily to increased investor confidence and the addition of several registered representatives during 2003. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, which is often an expression of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during 2002 were negatively impacted by costs incurred in connection with the expansion and improvement of our infrastructure which included the hiring of new employees, including several members of senior management, the leasing of additional office space in Boca Raton, Florida, and improving our information technology systems.

     By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

     On August 18, 2003, we terminated for cause the employment of Richard Parker, our then Vice Chairman, President and Chief Operating Officer. In connection with such termination, the company may pursue, as well as be the subject of, litigation with Mr. Parker. Although the Company believes that it would prevail in any such litigation on the merits, the ultimate outcome of any such actions cannot be predicted.

Results of Operations

     The following discussion relates to the results of operations for the three months and nine months ended September 30, 2003 (the “2003 Quarter” and the “2003 Period,” respectively) compared to the same period in the prior year (the “2002 Quarter” and the “2002 Period,” respectively).

Comparison of Three Months Ended September 30, 2003 and September 30, 2002

Revenue:

     Commission revenue of $3,575,406 for the 2003 Quarter represents an increase of $2,029,670, or 131%, over commission revenue for the 2002 Quarter. Importantly, commission revenue for the 2003 Quarter reflects the single highest quarterly revenue recorded by the Company since its inception. We believe several factors contributed to this growth, including a rise in investor confidence and the addition of approximately 15 registered representatives during the quarter.

     In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives who focus only on the sale of a particular type of investment product (e.g., insurance, equities, fixed income, etc.).

Expenses:

     Commission and clearing costs increased to $2,615,553 during the 2003 Quarter, which represents an increase of $1,357,125, or 108%, over the $1,258,428 reported for the 2002 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Quarter to 73% from 81% in the 2002 Quarter. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $530,340 during the 2003 Quarter, which represents an increase of $348,027, or 191%, over the 2002 Quarter. This increase was due primarily to the addition of several new employees during 2003, as well as the incurrence of severance costs associated with the closing of the Company’s Indialantic office in the second and third quarter of 2003. In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the company providing more extensive benefits in 2003 than it offered in 2002.

     Occupancy and equipment cost increased to $113,368 during the 2003 Quarter, which represents an increase of $77,953, or 220%, over $35,415 reported for the 2002 Quarter. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch. On August 31, 2003, however, the Company terminated the lease for its office space in Indialantic. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $7,012, or 5%, from $142,593 during the 2002 Quarter to $135,581 during the 2003 Quarter. During the 2003 Quarter, an increase in legal and accounting fees was offset by a reduction in consulting fees.

     Communications costs increased by $58,914, or 243%, to $83,151 in the 2003 Quarter from $24,237 in the 2002 Quarter. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Stock based compensation increased by $15,036, or 33%, to $61,212 in the 2003 Quarter from $46,176 in the 2002 Quarter. Stock based compensation expense reflects the amount of unearned stock compensation that we amortize. Although we did not issue any common stock or common stock equivalents during the 2003 Quarter that required us to increase the amount that we reflect as unearned stock compensation, stock based compensation increased during the 2003 Quarter over the 2002 Quarter as a result of the issuance, primarily during the first quarter of 2003, of options that resulted in our increasing unearned stock compensation by approximately $548,000, which amount is being amortized over 48 months.

     Loss on disposition of fixed assets for the 2003 Quarter was $94,632. We did not recognize any similar loss for the 2002 Quarter. The loss on disposition of fixed assets was attributable to the closing of the Indialantic office in the third quarter of 2003 and the related write-off of leasehold improvements and fixed assets.

     Other operating expenses decreased by $34,390, or 27%, to $92,222 during the 2003 Quarter versus $126,612 for the 2002 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Quarter, other operating expenses decreased over amounts reported in the 2002 Quarter primarily as a result of a reduction in, among other things, contract labor costs, which declined by $31,146 and certain costs incurred in connection with being a public company, such as EDGAR filing preparation fees and other financial printing costs, which decreased by $20,607. We also include interest expense in other operating expenses, which increased by $12,720 during the 2003 Quarter. This increase is primarily attributable to the recognition of imputed interest resulting from a note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch.

Net Income / Loss:

     For the 2003 Quarter, we reported net income of $1,436 or $.00 per basic and diluted share, as compared to the net loss reported for the 2002 Quarter of ($257,092) or ($.02) per basic and diluted share. Our improved performance overall is mainly attributable to improved investor confidence in the equity markets which occurred primarily in the fiscal quarter ended September 30, 2003, and a substantial increase in the number of registered representatives working for us. However, the increase in revenue was off-set by increased operating costs from improvements made to our infrastructure and costs related to the acquisition and integration of the Boca Branch, as described above.

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002

Revenue:

     Commission revenue of $8,450,786 for the 2003 Period represents an increase of $3,636,363, or 75%, over commission revenue for the 2002 Period. We believe several factors contributed to this growth, including a rise in investor confidence and the addition of approximately 60 registered representatives during the 2003 Period.

     In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives who focus only on the sale of a particular type of investment product (e.g., insurance, equities, fixed income, etc.).

Expenses:

     Commission and clearing costs increased to $6,225,741 during the 2003 Period, which represents an increase of $2,085,211, or 50%, over the $4,140,530 reported for the 2002 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Period to 74% from 86% in the 2002 Period. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $1,628,981 during the 2003 Period, which represents an increase of $1,063,846, or 188%, over the 2002 Period. This increase was due primarily to the addition of several new employees during 2003, as well as the incurrence of severance costs associated with the closing of the Company’s Indialantic office in the second and third quarter of 2003. In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the Company providing more extensive benefits in 2003 than it offered in 2002.

     Occupancy and equipment cost increased to $380,145 during the 2003 Period, which represents an increase of $265,078, or 231%, over $115,067 reported for the 2002 Period. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch. On August 31, 2003, however, the Company terminated the lease for its office space in Indialantic. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $114,324, or 24%, from $466,452 during the 2002 Period to $352,128 during the 2003 Period. This decrease was largely due to a reduction of approximately $63,000 in consulting fees and approximately $38,000 in recruiting fees. The reduction in recruiting fees was largely attributable to our reduced use of outside recruiters.

     Communications costs increased by $161,114, or 178%, to $251,417 in the 2003 Period from $90,303 in the 2002 Period. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

      Stock based compensation increased by $110,180, or 93%, to $228,636 in the 2003 Period from $118,456 in the 2002 Period. Stock based compensation expense reflects the amount of unearned stock compensation that we amortize. Stock based compensation increased significantly as a result of the issuance, during the first quarter of 2003, of options allowing the holders thereof to purchase approximately 1.6 million shares of our stock. This issuance resulted in the recognition of approximately $548,000 in unearned stock compensation, which amount is being amortized over 48 months.

     Loss on disposition of fixed assets for the 2003 Period was $94,632. We did not recognize any similar loss for the 2002 Period. The loss on disposition of fixed assets was attributable to the closing of the Indialantic office in the third quarter of 2003 and the related write-off of leasehold improvements and fixed assets.

     Other operating expenses increased to $379,089 during the 2003 Period, which represents an increase of $95,889, or 34%, over the 2002 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Period, other operating expenses increased over amounts reported in the 2002 Period primarily as a result of both the inclusion of the operating costs associated with the Boca Branch and our effort to expand our infrastructure. Examples of expenses that increased significantly during the 2003 Period when compared to the 2002 Period include office supplies and printing, which increased by $39,290, postage, which increased by $21,569 and advertising and promotions, which increased by $21,201. We also include interest expense in other operating expenses, which increased by $41,957 during the 2003 Period. This increase is primarily attributable to the recognition of imputed interest resulting from note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch. During the 2003 Period, certain costs included in other operating expenses decreased. Examples of costs that decreased during the period include contract labor expense, which decreased by $28,012, and costs incurred in connection with being a public company, such as EDGAR filing preparation fees and other financial printing costs, which decreased by $24,175.

Net Income / Loss:

     For the 2003 Period, we reported a net loss $756,640 or $.03 per basic and diluted share, as compared to the net loss reported for the 2002 Period of $933,570 or $.12 per basic and diluted share. Our improved performance overall is mainly attributable to improved investor confidence in the equity markets which occurred primarily in the fiscal quarter ended September 30, 2003, and a substantial increase in the number of registered representatives working for us. However, the increase in revenue was off-set by increased operating costs from improvements made to our infrastructure and costs related to the acquisition and integration of the Boca Branch, as described above.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($274,897) during the 2003 Period, compared to net cash used of ($790,754) for the 2002 Period. The decrease in cash used by operating activities was due largely to the significant increase in our revenues, and the resulting positive impact on our earnings. More specifically, during the 2003 Period, we added an additional $3.6 million of commission revenue, on which we paid commissions and clearing costs of approximately 74%, or $2.7 million. The difference, or $.9 million, helped to offset our increased operating expenses. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2003 Period, such charges amounted to $541,917, compared to $157,441 for the 2002 Period. For the 2003 Quarter, we generated cash from operating activities of $236,040, compared to net cash used by operating activities of $142,228 for the 2002 Quarter.

     Cash and cash equivalents increased during the 2003 period by $1,090,354 to $2,698,028. This increase was due largely to the cash received from financing activities (primarily in connection with our private financings) of $1,428,227, which amount was partially offset by cash used in operating activities of $274,897.

     During the 2003 Period, we purchased $62,976 of property and equipment, which amount exceeded by $56,588 the $6,388 used during the 2002 Period. The Company does not project material capital expenditures over the next twelve months.

     Financing activities provided cash of $1,428,227 during the 2003 Period, which amount included

$1,960,000 that we raised through two private offerings of our common stock. These amounts raised, however, were offset by aggregate payments of $349,601 made by us to Wachovia Securities in connection with our purchase of the Boca Branch.

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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

     As of March 2003, the Company was obligated to issue a total of 1,478,000 common stock purchase warrants, exercisable at $0.30 per share, to certain registered representatives and employees in connection with the Company’s private placements and other services rendered to the Company. The warrant agreements were delivered by the Company during the quarter ended September 30, 2003 and a form of the warrant is attached to this report as an exhibit.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected September 27, 2001 (1)

3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)

3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)

3.1.3	Amendment to Amended and Restated Articles of Incorporation effected August 28, 2002 (10)

3.1.4	Amendment to Amended and Restated Articles of Incorporation effected April 9, 2003 (13)

3.2	Amended and Restated Bylaws (2)

10.1	2000 Incentive Compensation Plan (3)

10.2	Stock Option Agreement between the Company and Richard Parker (4)

10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)

10.4	Employment Agreement between the Company and Richard Parker (5)

10.5	Employment Agreement between the Company and Mark F. Caulfield (5)

10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)

10.7	Amendment to Secured Demand Note Collateral Agreement (6)

10.8	Employment Agreement between the Company and Ronald Caprilla (7)

10.9	Stock Purchase Agreement (8)

10.10	Employment Agreement between the Company and Marshall T. Leeds (8)

10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)

10.12	Stock Option Agreement between the Company and Richard Parker (8)

10.13	Stock Option Agreement between the Company and Richard Parker (8)

10.14	Employment Agreement between the Company and Richard Parker (9)

10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)

10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)

10.17	Commercial Lease between the Company and First America Living Trust (9)

10.18	Form of Registration Rights Agreement between the Company and certain investors (11)

10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12)

10.20	Stock Purchase Agreement between the Company and Antares Capital Fund III Limited Partnership (“Antares) (13)

10.21	Supplemental Letter between the Company and Antares (w/o exhibits) (13)

10.22	Registration Rights Agreement between the Company and Antares (13)

10.23	Co-Sale and Voting Rights Agreement between the Company and Antares (13)

10.24	Form of Warrant Agreement dated effective March 19, 2003*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 1002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB filed November 14, 2001.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002 on Form 10-QSB filed August 19, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002, on Form 10-QSB filed November 14, 2002.

(11)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2002 on Form 10-KSB filed March 31, 2003.

(12)	Incorporated by reference to the Company’s amendment to Current Report on Form 8-K filed March 18, 2003.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2003.

(b) Reports on Form 8-K

     None

[Signature Page Follows]

SUMMIT BROKERAGE SERVICES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Brokerage Services, Inc.
(Registrant)

Date: November 14, 2003	/s/ Marshall T. Leeds

Marshall T. Leeds, Chairman of the Board & Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	/s/ Steven C. Jacobs

Steven C. Jacobs, Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.24	Form of Warrant dated effective March 19, 2003*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.