Form 10KSB/A
period 2002-12-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2004-02-06
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

000-29337
(Commission File No.)

SUMMIT BROKERAGE SERVICES, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-3202578 (I.R.S. Employer Identification No.)

980 NORTH FEDERAL HIGHWAY, SUITE 310 BOCA RATON, FLORIDA (Address of principal executive offices)	33432 (Zip Code)

Issuer’s Telephone Number, including area code: (561) 338-2800

Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, $.0001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $6,154,854

As of March 19, 2003, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $11,135,655.

As of March 19, 2003, there were 23,140,064 shares of issuer’s common stock outstanding.

Introductory Comment

      Throughout this amendment to our annual report on Form 10-KSB, the terms “we,” “us,” “our,” “Summit” and “the Company” refer to Summit Brokerage Services, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Forward Looking Statements

      This amendment to our annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors, among which are the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis, our ability to properly manage growth and successfully integrate acquired companies and operations, our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

i

PART I

Item 1. Business.

Introduction

      Summit Brokerage Services, Inc., a Florida corporation organized in 1993, is a Florida-based full service retail brokerage firm providing a broad range of securities brokerage and investment services to primarily individual investors. We also sell insurance products, predominantly fixed and variable annuities and life insurance, through a subsidiary, SBS Insurance Agency of Florida, Inc., a Florida corporation (“SBSIA”). Through another of our subsidiaries, Summit Financial Group, Inc., a Florida corporation and registered investment advisor (“SFG”), we provide asset management services. Summit, together with its subsidiaries, is referred to herein alternately as “Summit,” “Company,” “we,” “our,” or “us.”

      Summit is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers Regulation, Inc. (“NASDR”), the Municipal Securities Rule Making Board (“MSRB”), and the Securities Investor Protection Corporation (“SIPC”) and is licensed to conduct its brokerage activities in 46 states. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 23 states.

      In May 2002, a controlling interest in Summit Brokerage was acquired by Marshall T. Leeds, who assumed the role of Chairman and Chief Executive Officer at that time. Shortly thereafter, we began a private placement of our common stock, which resulted in the receipt of gross proceeds of approximately $3,000,000 as of the closing of the offering in March 2003. Concurrent with our efforts to raise capital, we undertook several measures designed to not only enhance our revenue (through the addition of registered representatives, both individually as well as through the acquisition of assets of other firms), but also to improve our ability to more efficiently and effectively service our registered representatives. Toward that end, in 2002 we hired several new employees, including members of senior management, and leased additional office space in Boca Raton, Florida to house these employees. We also undertook improvements to our information technology systems. In January 2003, we acquired the Boca Raton branch office of Wachovia Securities Financial Network, Inc., which branch generated, in the 12 month period prior to its acquisition, approximately $5.6 million in gross revenue.

      We have a history of operating losses. In 2002 and 2001, we reported losses of $1,619,010 and $547,748, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which is often an expression of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during that period were negatively impacted by the growth in, and improvements to our infrastructure undertaken in 2002. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

      As of March 31, 2003, we had approximately 100 registered representatives operating from approximately 50 offices located throughout the country, with approximately one-half of those offices located in Florida and the Southeast United States. The number of registered representatives in our affiliate offices typically range from one to five, although the number of registered representatives in certain offices may exceed this amount. With the exception of the Boca Raton office, all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the registered representative evaluates a clients’ financial needs and objectives, develops a detailed plan, and then implements the plan with the clients’ approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through the Company, for which we earn either a commission or a fee.

      We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of both First Clearing Corporation (a division of Wachovia Corporation) (“FCC”) and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated) (“Dain”) as our clearing brokers (collectively, the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. The agreements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit.

      Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The majority of our commissions have traditionally come from the sale of mutual fund shares and annuity products. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2002		2001

Mutual funds	$2,031,102	33%	$3,171,414	45%
Annuities	$1,477,165	24%	$1,902,848	27%
Insurance	$1,169,422	19%	$1,550,469	22%
Equities	$861,680	14%	$211,428	3%
Registered Investment Advisory Fees (1)	$369,291	6%	$140,952	2%
Miscellaneous (2)	$246,194	4%	$70,476	1%

Total	$6,154,854	100%	$7,047,587	100%

(1)	Represents management fees derived from managed accounts.

(2)	Miscellaneous includes interest and other income.

      By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income in any particular period that may not be representative of full-year results and may vary significantly from period to period. Furthermore, our mix of business in any particular quarter will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added brokers to our company, many of whom specialize in the sale of specific types of investment products. While economic conditions in 2002 suppressed investments generally, as is reflected in the above table, our commission revenues derived from the sale of equities (i.e., trades in individual stocks for customers) and registered investment advisory fees (i.e., fees from asset managed accounts) increased over 2001. We believe those increases are primarily attributable to the type of business conducted by registered representatives we added in 2002 as well as a shift in investors’ preferences.

      Our business plan is focused on increasing our network of affiliated registered representatives, primarily through recruiting efforts. Although we will continue to recruit those registered representatives who serve as financial planners (who sell primarily annuities, insurance and mutual funds), we also intend to pursue the addition of registered representatives who focus on the sale of different types of securities, namely equities and fixed income products. There can be no assurance that we will be successful in our recruiting efforts. We will also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of target broker/dealer firms and our ability to successfully negotiate favorable terms, and there can be no assurance that we will be able to consummate such acquisitions. Further, there are costs associated with the assimilation of new businesses and personnel, which may be more than we anticipate at the time. Thus, there is no assurance that we will achieve or maintain profitability.

      We believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2003. However, we cannot assure you that we will be able to limit our future negative cash flow or that we will be able to obtain any outside financing that we may require in the future. Unless we are able to increase our revenues, add new branch offices and registered representatives, and/or significantly reduce our operating costs, we may need to fund any future negative cash flows from additional debt or equity financing. In addition, we anticipate that our strategy of growth through acquisitions will necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern.

Affiliate Program

      Our primary method of operation is through an affiliate program, which allows registered representatives to operate as independent contractors. As of March 31, 2003, all but approximately 20 of our registered representatives are affiliates. A registered representative who becomes a Summit affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies) although all of that branch’s revenues from securities brokerage transactions accrue to Summit. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 20% to 45% to registered representatives working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees.

      Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit and obtain the required licenses to become registered representatives. Affiliation enables these professionals to offer financial products and services to their clients through Summit and earn commissions and fees for these transactions and services. Affiliates are given broad discretion to structure their own practices and to specialize in different areas of the securities market, subject to Summit’s supervisory procedures.

      Summit provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

      Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. Summit is ultimately responsible for supervising all of its registered representatives, whether affiliates or in-house registered representatives. We can incur substantial liability from improper actions of any of our registered representatives. We maintain a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by our registered representatives, employees and other agents in connection with the purchase and sale of securities. There is no assurance, however, that such insurance will cover any and all claims that may be asserted against Summit or, if such claims are asserted and are deemed to be within the scope of coverage, that such coverage will be sufficient to cover the amount of any judgment.

Commission Revenues

      The most significant portion of our revenues is derived from commissions generated by our brokerage activities, including from the sale of annuities (through SBSIA) and mutual fund shares. We also generate commissions from the purchase or sale of equities and fixed income products for our customers from other dealers on an agency basis. For transactions executed on an agency basis, we are paid a commission by our client for processing that client’s buy or sell order. At this time, we anticipate that the percentage of revenue that we derive form the sale of each type of investment product will change as investors’ preferences change. Our mix of business will also change depending on the types of registered representatives we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

      We record commissions earned from the sale of securities, annuities and insurance as “commission revenue,” as investment products are sold by our registered representatives. We also record as “commission revenue” the fees we are paid to manage our customers’ accounts at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the registered representative who sold the product, in accordance with the agreement each registered representative enters into with us. In general, these agreements provide for either a fixed payout percentage or a tiered payout percentage based on total gross production, and do not take into account the type of security sold giving rise to the commission.

      Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2002, we earned gross commissions of approximately $2.0 million from the purchase and sale of mutual fund shares, which represented approximately 33% of our total revenue.

      Agency Transactions (Equities). We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products being sold. For 2002, we earned gross commissions of approximately $861,000 on agency equity transactions, which represented approximately 14% of our total revenue.

SBS Insurance Agency

      Our registered representatives offer fixed and variable annuities and life insurance products to their clients through our subsidiary, SBS Insurance Agency of Florida, Inc. (“SBSIA”). As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested, or, in the case of life insurance, some percentage of the premium. Summit has executed agency agreements with various national insurance companies and is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. In 2002, the Company earned gross commissions of $2.6 million from the sale of insurance and annuity products, which represented approximately 43% of our total revenue.

Asset Management and Portfolio Advisory Services

      Through our Registered Investment Adviser, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients through independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 23 states. As of December 31, 2002, SFG had over $30 million of assets under management.

      Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage. In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor will also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In 2002, the Company earned management fees of approximately $370,000, which represented approximately 6% of our total revenue.

Clearing Broker

      We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process all securities transactions and maintain customer accounts on a fee basis. The services provided include billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which the Company cannot collect from our customer, the Company is generally liable for such losses.

      Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account is provided through private insurance carriers. Pursuant to the terms of our agreements with our Clearing Brokers, we have agreed to indemnify and hold each of them harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Brokers are able to provide the Company and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

Seasonality and Cyclical Factors

      Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker/dealers such as Summit, thereby reducing our revenues and potential profits. Such conditions would present risk in that we would need to raise additional capital to offset related significant reductions in revenues.

Competition

      We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies who have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc., Citigroup Global Markets Holdings, Inc. (Salomon Smith Barney), Morgan Stanley, Charles Schwab & Co., Inc. and Edward D. Jones & Co., L.P. have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading, such as E*Trade Group, Inc. and Ameritrade Holding Corporation. Additionally, there has recently been increasing competition from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

      In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James & Associates and LPL Financial Services. To date, we have not undertaken any significant marketing initiatives with respect to recruiting registered representatives. Rather, we have attracted registered representatives as a result of the extensive relationships developed by senior management throughout their years of involvement in the financial services industry, as well as through referrals and the use of both in-house and outside recruiters. We have also not undertaken any marketing efforts designed to attract retail customers. Rather, we rely on each registered representative to attract his or her own clientele, which most typically occurs through referrals from other clients. Additionally, many of our registered representatives hold seminars to educate potential clients about various investment opportunities.

Employees

      As of December 31, 2002, we employed 18 full-time people, consisting of 5 in management and 13 in general staff positions. As of December 31, 2002, there were approximately 100 registered representatives licensed with the firm, the majority of whom are engaged by us as independent contractors, although some are engaged as employees (including in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Subsequent Events

      On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton branch of Wachovia Securities Financial Network, Inc. (the ‘Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 22 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base.

      In March 2003, the Company completed a private offering of its common stock that it commenced in October 2002. In that offering, the Company raised approximately $3 million with the sale of approximately 12,000,000 shares of common stock. The investors in that private placement have certain piggy-back registration rights and the Company is obligated to file with the SEC within the next 60 days (subject to extension or delay up to 180 days under certain circumstances), a registration statement registering the private investors’ common shares for subsequent re-sale. However, the shares are subject to a lock-up that provides that one-half of the shares may be sold commencing six months after the effective date of the registration statement and all common shares may be sold commencing 12 months after the effective date of the registration statement.

Risk Factors

      We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

      We have had recent losses. We realized net losses for the fiscal years ended December 31, 2002 and 2001 of $1,619,010 and $547,748 respectively, and we cannot assure you that we will be profitable in the near future or that our revenues will grow. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by current economic conditions as well as international political unrest.

      Our business could be harmed by market volatility, declines in general economic conditions and other securities industry risks. Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, including, but not limited to the following:

•	acts of war, terrorism and other political unrest;

•	broad trends in business and finance, and

•	changes in the conditions of the securities markets in which our customers trade.

      A downturn in these markets such as we have experienced recently adversely affects our operating results. In major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a significant portion of our costs does not vary with revenue. For these reasons, severe market fluctuations have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would.

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

      In addition, we use the Internet to provide information to our registered representatives and, to a lesser extent, our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

      We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses, which could ultimately lead to us being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. As of December 31, 2002, we had net capital of $1,377,156, which was $1,327,156 in excess of our minimum net capital requirement of $50,000.

      We face substantial competition which could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks to increase because of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks’ securities activities. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose registered representatives who either individually or in the aggregate accounted for a significant percentage of our revenues.

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

      We may be unable to hire, integrate or retain qualified personnel. Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our growth strategy is to increase market penetration by recruiting experienced registered representatives. In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, particularly Marshall T. Leeds, through their years of involvement in the financial services industry, in addition to relying on referrals and the use of both in-house and outside recruiters. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition.

      Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, our Chairman and Chief Executive Officer, could materially and adversely affect our operating results.

      Other than Mr. Leeds, we do not have employment agreements with any other members of senior management. We attempt to retain employees with incentives such as incentive compensation plans, including stock options conditioned on continued employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plans might no longer be a competitive incentive for our key employees to stay with us.

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

      We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual registered representatives and we evaluate the acquisition of other firms or assets that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available for sale at reasonable prices or that we will be able to consummate any acquisition. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

      We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions. Even if we are able to identify acquisition candidates and complete the acquisition on terms favorable to us, we cannot assure you that we will be able to successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, some of which include:

•	diversion of management’s attention;

•	unanticipated events or circumstances;

•	existence of unknown liabilities;

•	potential disputes with sellers; and

•	adverse effects on our reported earnings per share in the event acquired intangible net assets, if any, become impaired.

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

      Our exposure to possible securities litigation could adversely affect our business. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

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

      We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters or operations center may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including as a result of a natural disaster or such other event that results in an interruption of their business activities, our operations could be materially negatively impacted.

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

PART II

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

Overview of the Company

      Summit is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers Regulation, Inc. (“NASDR”), the Municipal Securities Rule Making Board (“MSRB”), and the Securities Investor Protection Corporation (“SIPC”) and is licensed to conduct its brokerage activities in 46 states. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 23 states.

      In May 2002, a controlling interest in Summit Brokerage was acquired by Marshall T. Leeds, who assumed the role of Chairman and Chief Executive Officer at that time. Shortly thereafter, we began a private placement of our common stock, which resulted in the receipt of gross proceeds of approximately $3,000,000 as of the closing of the offering in March 2003. Concurrent with our efforts to raise capital, we undertook several measures designed to not only enhance our revenue (through the addition of registered representatives, both individually as well as through the acquisition of assets of other firms), but also to improve our ability to more efficiently and effectively service our registered representatives. Toward that end, in 2002 we hired several new employees, including members of senior management, and leased additional office space in Boca Raton, Florida to house these employees. We also undertook improvements to our information technology systems. In January 2003, we acquired the Boca Raton branch office of Wachovia Securities Financial Network, Inc., which branch generated, in the 12 month period prior to its acquisition, approximately $5.6 million in gross revenue.

      We have a history of operating losses. In 2002 and 2001, we reported losses of $1,619,010 and $547,748, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during that period were negatively impacted by the growth in, and improvements to our infrastructure undertaken in 2002. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

      Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The majority of our commissions have traditionally come from the sale of mutual fund shares and annuity products. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2002		2001

Mutual funds	$2,031,102	33%	$3,171,414	45%
Annuities	$1,477,165	24%	$1,902,848	27%
Insurance	$1,169,422	19%	$1,550,469	22%
Equities	$861,680	14%	$211,428	3%
Registered Investment Advisory Fees (1)	$369,291	6%	$140,952	2%
Miscellaneous (2)	$246,194	4%	$70,476	1%

Total	$6,154,854	100%	$7,047,587	100%

(1)	Represents management fees derived from managed accounts.

(2)	Miscellaneous includes interest and other income.

      By their nature, our business activities are highly competitive and are subject to, among other things, general economic and market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are generally subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income in any particular period that may not be representative of full-year results and may vary significantly from period to period.

      Furthermore, our mix of business in any particular quarter will be impacted by several additional factors, including the types of investments sold by newly added registered representatives to our Company, many of whom specialize in the sale of specific types of investment products, and the preferences of their customers. While economic conditions in 2002 suppressed investments generally, as is reflected in the above table, our commission revenues derived from the sale of equities (i.e., trades in individual stocks for customers) and registered investment advisory fees (i.e., fees from asset managed accounts) increased over 2001. We believe those increases are attributable to the business conducted by registered representatives we added in 2002, as well as a shift in investor preferences.

      Our business plan is focused on increasing our network of affiliated registered representatives, through recruiting efforts as well as acquisitions of assets of other broker/dealer firms. Our recruiting efforts are directed toward the addition of registered representatives who also serve as financial planners (who sell primarily annuities, insurance and mutual funds) as well as registered representatives who focus primarily on equities and fixed income products. As we add new registered representatives, our revenue mix from period to period (e.g., commissions received from transactions in individual equities, mutual funds, annuities, etc.) may vary disproportionately and perhaps contrary to the then current market trends. Thus, for example, our commission revenues from transactions in individual equities or fees earned on managed accounts may show a significant increase in a particular period or periods as a result of the focus of new registered representatives we have hired and their customer base, and such increase may not be indicative of general market trends or a change in the focus of the Company. On the other hand, if the new registered representatives that are hired focus on annuities, for a period of time we may show increased revenue from sales of that product over sales of individual equities or mutual funds. As we continue to add registered representatives, we anticipate that our business mix will constantly change.

      Thus, in addition to the macroscopic affects on revenues such as overall trends in economic and market conditions and investor confidence generally, fluctuations in our revenue between periods may or may not follow such trends. Given our current size, it is possible that fluctuations in our mix of business may not mirror those experienced by the financial services industry as a whole. This is because we may add, or lose, registered representatives who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any new branch office to impact the overall revenue mix will be diminished, as it is with larger firms when they hire new registered representatives. However, due to our size, it is possible that the addition of new registered representatives (and their customer base) who focus on certain product(s) over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of full-year results or reflective of general market or economic trends.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

      Revenues decreased in fiscal 2002 by $892,733, or (12.7%), to $6,154,854 from $7,047,587 in fiscal 2001. This decrease was primarily due to the downturn in the economy and the related impact on the financial markets, which in turn reduced investor activity and lowered our revenues. However, while revenues decreased overall due to general economic and market conditions, the commissions that we earned from executing trades in equities and the fees that we earned from managed accounts increased. We believe such increases are due, in significant part, to the focus of new registered representatives that we added during the year, and the focus of their particular customer base. As discussed above, we anticipate that while we grow, the addition of new registered representatives (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of full-year results or reflective of general market or economic trends.

      Expenses increased in fiscal 2002 by $178,529, or 2.4%, to $7,773,864 from $7,595,335 in fiscal 2001. The higher expenses were largely attributable to the increase in legal and professional fees, due in part to the stock transaction as described under the Change of Control section in Item 11 below. These costs increased by $145,642, or 92%, to $303,265 from $157,623 in fiscal 2001.

      Commissions decreased to $5,275,867 during the year, which represents a decrease of $587,826, or 10%, over the $5,863,693 reported for 2001. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase, or decrease, proportionately as commission revenue rises or declines. Commissions as a percentage of commission revenue for 2002 were 87% versus 85% for 2001.

      Employee compensation and benefits increased to $917,062 during 2002, which represents an increase of $16,085, or 2%, over 2001. This increase was due primarily to the addition of new employees, and their related benefit costs, during 2002, offset by a decrease of $75,769 in employee stock based compensation.

      Occupancy and equipment cost increased to $188,253 during 2002, which represents an increase of $18,268, or 11%, over $169,985 reported for 2001. This increase was largely due to an increase in rent expense, resulting from our need to acquire additional space in Boca Raton for certain of our operations.

      Communications costs decreased by $13,279, or 10%, to $116,445 in 2002 from $129,724 in 2001. The principal reason for this overall decrease was a decline in our quote service expenses, which decrease was partially offset by increases in our telephone expense.

      Professional fees increased by $486,817, or 163%, to $785,486 in 2002 from $298,669 in 2001. Contributing to this increase in fees was an increase in legal fees of approximately $100,000, which increase was due primarily to the acquisition of a controlling interest in the Company by Marshall Leeds. Professional fees also increased as a result of an increase in consulting costs by approximately $140,000. In 2002, we relied heavily on the use of consultants, as opposed to employees, in our efforts to improve upon our infrastructure as well as for other purposes. During 2002, accounting fees also increased, by approximately $40,000, as did licensing and registration fees, by approximately $90,000. In addition, non-employee stock based compensation increased approximately $160,000. This overall increase was offset by a decrease in recruiting costs of approximately $44,000.

      Other operating expenses increased to $490,751 during 2002, which represents an increase of $258,464, or 111%, over $232,287 reported for 2001. Several of the items that we include within other operating expenses experienced increases, including contract labor costs, which increased by approximately $45,000, and costs associated with being a public company, which increased by approximately $33,000. Furthermore, we experienced increases in the costs incurred in connection with certain meetings that we hold for our registered representatives, as well as for office supplies and printing, both increases of which approximated $30,000. We also incurred approximately $40,000 more in insurance expense during 2002 than in 2001.

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

Liquidity and Capital Resources

      Historically, our cash flows from operations have been negative and therefore have been funded by stock issuances. There can he no assurance that in the future we will not need to raise additional capital in order to meet operating costs. We are presently attempting to increase revenue primarily through the opening and acquisition of new branch offices either by hiring registered representatives through our affiliate program or by acquiring branch offices of other broker/dealer firms. Because each of our affiliated branch offices is independent (with the exception of the Boca Raton branch), the registered representative who owns that branch is solely responsible for the payment of all expenses associated with the operation of that branch, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. Consequently, we believe we can open a significant number of branch offices with little increase in our expenses. To the extent we acquire a branch office, we may be required to pay consideration to the firm that sold that branch to us. Other than the acquisition of the Boca Raton branch, we have not, to date, acquired any branch offices from other firms. We will evaluate, on a case-by-case basis, the economics of each possible acquisition to determine its attractiveness to us. We do not employ a single formula for determining the attractiveness of a particular acquisition. Rather, we consider, among other things, the total gross revenue generated by that office, the mix of investment products sold, and the number of registered representatives affiliated with that branch.

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

      Cash flows from financing activities were $2,766,169 in fiscal year 2002 and $176,983 in fiscal year 2001. The $2,589,186 increase in cash resulted from our common stock private offering, as well as from the stock transaction as described under the Change of Control discussion in Item 11 below.

      During 2002, we issued 100,000 shares of our common stock for services, which we valued at $66,000. We did not issue stock for services in 2001.

      During the year ended December 31, 2002, Marshall T. Leeds, the Company’s Chairman and Chief Executive Officer, exercised an option for 1,400,000 shares of common stock at $.25 per share, for gross proceeds to the Company of $350,000.

      Under the terms of his employment agreement, Mr. Leeds may receive 3% of the first 12 months’ gross production generated by brokers recruited by him who remain with the company for at least 12 months. As of December 31, 2002, Mr. Leeds and the company agreed to forego payment for any production generated in 2002 by brokers recruited by him. Accordingly, no liability was recorded at December 31, 2002. Beginning in 2003, Mr. Leeds may begin to take such overrides. At the present time, to the extent we cannot predict with any certainty the level of gross production to be generated by those registered representatives recruited by Mr. Leeds, if any. We cannot estimate the potential impact the payment of such overrides may have on our liquidity or operations, although we do not expect such impact to be material.

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

PART III

Item 10. Executive Compensation

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Summit during the fiscal years ended December 31, 2000, 2001, and 2002 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

				Long-Term
		Annual Compensation(1)		Compensation Awards

Name And Principal	Fiscal			Securities		All Other
Position	Year	Salary	Bonus	Underlying Options		Compensation

Marshall T. Leeds Chairman and Chief	12/31/02	$35,000	-0-	7,000,000	(2)	-0-
Executive Officer	12/31/01	-0-	-0-	-0-		-0-
	12/31/00	-0-	-0-	-0-		-0-

Richard Parker Vice Chairman, President and Chief Operating Officer	12/31/02	$73,627	-0-	952,870	(3)	$134,742	(6)
	12/31/01	$77,675	-0-	91,860	(4)	$1,539	(6)
	12/31/00	$45,756	-0-	404,440	(5)	-0-

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

(2)	Represents 7,000,000 options granted in 2002 that are exercisable at $.25 per share until December 31, 2007. These options were granted outside of the company’s 2000 Incentive Compensation Plan. The closing price of a share of the company’s common stock as reported on the OTC Electronic Bulletin Board on March 15, 2002, the last date the stock was traded before the option was granted, was $.20 per share.

(3)	Represents (a) 400,000 options granted in 2002 and which vest over two years, have an exercise price of $.50 per share, and expire on December 31, 2007; (b) 500,000 options granted in 2002 that are exercisable at $.10 per share until December 31, 2007, and (c) 52,870 options granted in 2002 that are exercisable at $.50 per share until March 21, 2012. The options for 400,000 shares and 500,000 shares were granted outside of the company’s 2000 Incentive Compensation Plan. The closing price of a share of the company’s common stock as reported on the OTC Electronic Bulletin Board on March 15, 2002, the last date the stock was traded before the options were granted, was $.20 per share.

(4)	Represents 10,000 options granted in 2001 exercisable at $1.00 per share until December 31, 2011, and 81,860 options granted in 2001 exercisable at $.50 per share until December 31, 2011.

(5)	Represents options granted in 2000 exercisable at $2.50 per share until 2010, 394,440 of which replaced options granted in 1999.

(6)	Represents commissions paid to Mr. Parker in connection with trades executed by him on behalf of his clients.

Stock Options Granted in Fiscal 2002

      The following table sets forth certain information concerning grants of options made during fiscal 2002 to the Named Executive Officers.

	Number of	Percent
	Securities	of Total Options
	Underlying Options	Granted to	Exercise or Base	Fair Market Value	Expiration
Name	Granted(#)	Employees in 2002	Price ($/Sh)	on Date of Grant	Date

Marshall T. Leeds	7,000,000 (1)	70.2%%	$0.25	$.20	12/31/2007
Richard Parker	500,000 (1)	5.0%	0.10	$.20	12/31/2007
	452,870 (1)	4.5%	0.50	$.20	12/31/2007

(1)	These options were granted outside of the company’s 2000 Incentive Compensation Plan.

Aggregate Stock Option Exercises and Year-End Option Value Table

      The following table sets forth certain information concerning option exercises in fiscal 2002, the number of stock options held by the Named Executive Officers as of December 31, 2002 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

			Number of Unexercised		Value of Unexercised
			Options Held at		In-the-Money Options
	Number of Shares		Fiscal Year-End(#)		at Fiscal Year-End(1)
	Acquired	Value
Name	on Exercise	(#) Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Marshall T. Leeds	1,400,000	$1,064,000	5,600,000	—	$4,256,000	—
Richard Parker	—	—	500,000	—	$455,000	—
	—	—	52,870	400,000	$26,963	$204,000
	—	—	—	496,300	—	—

(1)	Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for Summit Brokerage’s common stock as reported by the NASDAQ Trading and Market Services on December 31, 2002 was $1.01 per share. Value is calculated by multiplying (a) the difference between $1.01 and the option exercise price by (b) the number of shares of common stock underlying the option.

Employment Agreements

      The Company entered into an employment agreement with Marshall T. Leeds dated March 22, 2002 pursuant to which he was employed by the Company as its Director of Recruiting in connection with its broker recruitment efforts and other strategic matters. In connection with his employment, Mr. Leeds received an option exercisable for 7,000,000 shares of common stock at an exercise price of $.25 per share pursuant to an option agreement dated March 22, 2002. On May 22, 2002, his employment agreement was amended and restated for a term of two years and pursuant to which Mr. Leeds became the Company’s Chief Executive Officer and Chairman. The employment agreement, as amended and restated, provides that, in consideration for Mr. Leeds’ services, he is to be paid a base salary of $50,000 and will be reviewed annually. He will receive an override or fee equal to 3% of the first twelve month’s gross production generated by brokers recruited by him who remain with the Company for at least 12 months. Mr. Leeds will also receive commission income generated by him for his production as a registered representative with the Company. The agreement provides for a 12-month severance arrangement upon termination without cause or in connection with a change of control, as such terms are defined in the employment agreement. Mr. Leeds has the right to terminate the employment agreement upon 60-days notice to the Company. The agreement also prohibits Mr. Leeds from disclosing or using for his benefit confidential information about the Company during and after his employment with the Company. Further, during his employment with the Company and for a 12-month period after termination of employment, he may not divert, attempt to divert or solicit any prospective or existing customers of the Company for the benefit of any competitor of the company or employ, hire or seek to employ or hire an employee or independent registered representative of the Company, or otherwise directly or indirectly induce or solicit such persons to leave their employment with the Company. Mr. Leeds’ employment agreement was subsequently modified to include a non-competition agreement pursuant to which Mr. Leeds may not compete with the company during the term of his employment with Company or within the 12 month period after termination or expiration of his employment.

      Effective May 22, 2002, the Company entered into a two-year employment agreement with Richard Parker who is the Company’s President, Chief Operating Officer and Vice Chairman. The employment agreement provides that, in consideration for Mr. Parker’s services, he is to be paid a base salary of $50,000 initially which will be subject to increase upon specified Company performance goals being met. He will receive an override or fee equal to 3% of the first twelve month’s gross production generated by brokers recruited by him or his affiliate, Educational Seminars of America, Inc., who remain with the Company for at least 12 months. Mr. Parker will also receive commission income generated by him for his production as a registered representative with the Company. The agreement provides for severance in the amount of his base salary as of the date of termination, payable over 12 months upon termination without cause or in connection with a change of control, as such terms are defined in the employment agreement. Mr. Parker has the right to terminate the employment agreement upon 60-days notice to the Company. Mr. Parker received an immediately exercisable option for 500,000 shares of the Company’s common stock at an exercise price of $.10 per share, and an option for 400,000 shares at an exercise price of $.50 per share, vesting over three years, pursuant to option agreements dated March 22, 2002. The agreement also prohibits Mr. Parker from disclosing or using for his benefit confidential information about the Company during and after his employment with the Company. Further, during his employment with the Company and for a 12-month period after termination of employment, he may not divert, attempt to divert or solicit any prospective or existing customers of the Company for the benefit of any competitor of the company or employ, hire or seek to employ or hire an employee or independent registered representative of the Company, or otherwise directly or indirectly induce or solicit such persons to leave their employment with the Company. Mr. Parker received an immediately exercisable option for 500,000 shares of our common stock at an exercise price of $.10 per share, and an option for 400,000 shares at an exercise price of $.50 per share, vesting over three years, pursuant to option agreements dated March 22, 2002.

2000 Incentive Compensation Plan

      Our 2000 Incentive Compensation Plan (the “Plan”) was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 4,000,000 shares of common stock for grants under the Plan, pursuant to an amendment to the Plan approved by the shareholders in August 2002. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2002, the Company had outstanding options (only non-statutory) for a total of 2,218,513 shares of the Company’s common stock, leaving a total of 1,781,487 shares available for future grants. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the options range from $.50 per share to $2.50 per share, and generally have scheduled vesting. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 19, 2003 with respect to the beneficial ownership of common stock by: (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

Name of Beneficial
Owner(1)(2)	No. of shares		Percentage

Marshall T. Leeds	16,722,765	(3)	51.7%
Richard Parker	4,722,765	(4)	14.6%
Harry S. Green (5)	117,500		0.4%
Steven C. Jacobs (6)	45,000		0.1%
Sanford B. Cohen (7)	20,000		0.1%
The Equity Group, Inc. Profit Sharing Plan & Trust (8)	1,600,000		6.9%
All officers and directors as a group (8 persons)	22,259,868	(9)	68.9%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Brokerage Services, Inc., 25 Fifth Avenue, Indialantic, Florida 32903.

(2)	Based on 23,140,064 shares actually outstanding, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 19, 2003, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes: (a) 6,400,000 shares of common stock; (b) 5,600,000 shares issuable pursuant to options that are exercisable within the next 60 days; and (c) 4,722,765 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy (“Voting Agreement”) granted to him by Mr. Parker and his spouse in connection with the closing of the Leeds Transaction, which shares are represented as follows: (i) 3,313,595 outstanding shares beneficially owned by Mr. Parker; and (ii) 1,409,170 shares issuable pursuant to stock options which are exercisable within the next 60 days (the “Voting Trust Shares”). Excludes 200,000 shares issuable pursuant to stock options held by Mr. Parker which are not exercisable within the next 60 days, and which shares are also subject to the Voting Agreement.

(4)	Includes (i) 2,743,920 shares of common stock; (ii) 497,675 shares owed jointly with his spouse; (iii) 27,000 shares owned by his spouse; (iv) 1,249,170 shares issuable pursuant to stock options exercisable within the next 60 days; (iv) 45,000 shares he and/or his spouse control as trustees of two foundations and a trust; and (v) 160,000 shares issuable pursuant to stock options held by his spouse which are exercisable within the next 60 days.

(5)	Includes 117,500 shares issuable pursuant to stock options exercisable within the next 60 days.

(6)	Includes 45,000 shares issuable pursuant to stock options exercisable within the next 60 days. Excludes 40,000 common stock purchase warrants to which Mr. Jacobs is entitled.

(7)	Includes 20,000 shares issuable pursuant to stock options exercisable within the next 60 days.

(8)	Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group, Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock. (9) Includes 7,739,508 shares issuable pursuant to stock options exercisable within the next 60 days.

(9)	Includes 7,739,508 shares issuable pursuant to stock options exercisable within the next 60 days.

Change of Control

      On May 22, 2002, Marshall T. Leeds, our current Chairman, Chief Executive Officer and principal shareholder, closed on the acquisition of a controlling interest in the Company pursuant to a privately negotiated transaction (the “Leeds Transaction”). Mr. Leeds acquired 5,000,000 shares of our common stock for a total purchase price of $500,000, or $.10 per share. Upon the closing, Mr. Leeds assumed the officer positions he now holds and Richard Parker, the Company’s then Chairman and CEO became President, Chief Operating Officer and Vice Chairman. Two of the then existing board members, Mr. Parker and Harry Green, remained on the board of directors, while Mr. Leeds, Steven C. Jacobs and Sanford B. Cohen were appointed to the board. The new officers and reconstituted board were confirmed by our shareholders at our annual shareholders’ meeting held in August 2002. The closing of the Leeds Transaction included the execution and delivery of a Shareholders’ Voting Agreement and Irrevocable Proxy (the “Voting Agreement”) whereby Richard Parker, the current President and Chief Operating Officer, and his spouse granted to Mr. Leeds voting control with respect to their shares of outstanding common stock of the Company, owned individually and jointly, in addition to voting control over certain of Mr. Parker’s shares issuable upon exercise of stock options by him.

Item 13. Exhibits and Reports on Form 8-K

      A. Exhibits

      Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)

3.1.1	Amendment to Amended and Restated Articles of Incorporation (1)

3.1.2	Amendment to Amended and Restated Articles of Incorporation (8)

3.2	Amended and Restated Bylaws (2)

10.1	2000 Incentive Compensation Plan (3)

10.1.2	2000 Incentive Compensation Plan, as amended (9)

10.2	Stock Option Agreement between the Company and Richard Parker (4)

10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)

10.4	Employment Agreement between the Company and Richard Parker (5)

10.5	Employment Agreement between the Company and Mark F. Caulfield (5)

10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)

10.7	Amendment to Secured Demand Note Collateral Agreement (6)

10.8	Employment Agreement between the Company and Ronald Caprilla (7)

10.9	Stock Purchase Agreement by and among the Company, Richard Parker and Marshall T. Leeds,

Number	Name

dated March 22, 2002 (8)

10.10	Employment Agreement between the Company and Marshall T. Leeds dated March 22, 2002 (8)

10.11	Stock Option Agreement between the Company and Marshall T. Leeds dated March 22, 2002 (8)

10.12	Stock Option Agreement between the Company and Richard Parker dated March 22, 2002 (8)

10.13	Stock Option Agreement between the Company and Richard Parker dated March 22, 2002 (8)

10.14	Employment Agreement between the Company and Richard Parker dated May 22, 2002 (10)

10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds dated May 22, 2002 (10)

10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002. (10)

10.17	Commercial Lease between the Company and First America Living Trust, dated May 22, 2002 (10)

10.18	Form of Registration Rights Agreement between the Company and certain investors (11)

16.1	Letter from Hoyman, Dobson & Company (11)

21.1	Subsidiaries of the Company (11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2001, filed August 20, 2001, file no. 000-29337.

(2)	Exhibit 3.2 filed with the Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 201, on Form 10-QSB, file no. 000-29337.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 000-29337.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000, file no. 000-29337.

(5)	Incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2000, filed August 14, 2000 and amended August 15, 2000, file no. 000-29337.

(6)	Incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2001, filed May 21, 2001, file no. 000-29337.

(7)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001, filed April 15, 2002, file no. 000-29337.

(8)	Incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2002, filed May 24, 2002, file no. 000-29337.

(9)	Incorporated by reference to the Company’s definitive Proxy Statement filed August 12, 2002, file no. 000-29337.

(10)	Incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2002, filed August 19, 2002, file no. 000-29337.

(11)	Incorporated herein by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2002, filed May 14, 2003, file no. 000-29337.

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

Item 14. Controls and Procedures

      The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this amended report. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

      During the fourth fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[Signature Page Follows]

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Summit Brokerage Services, Inc. has duly caused this amendment to the annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BROKERAGE SERVICES, INC.

/s/ Marshall T. Leeds Marshall T. Leeds Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: February 6, 2004

/s/ Steven C. Jacobs Steven C. Jacobs

Executive Vice President and Chief Financial Officer (principal financial officer)

Date: February 6, 2004

Summit Brokerage Services, Inc.
and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002 and 2001

C O N T E N T S
_________

Page
Number

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Financial Condition	F-2
Consolidated Statements of Loss	F-3
Consolidated Statements of Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6
SUPPLEMENTAL INFORMATION
Schedule I — Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission	F-16
Report of Independent Certified Public Accountants on Internal Control Structure Required by SEC Rule 17a-5 for a Broker-Dealer Claiming an Exemption from SEC Rule 15c3-3	F-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Indialantic, Florida

We have audited the accompanying consolidated statement of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001 that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Certified Public Accountants

Orlando, Florida
February 17, 2003

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Financial Condition
December 31, 2002

ASSETS
Cash and cash equivalents	$1,607,674
Deposit held at clearing broker	25,045
Deposit held at clearing broker — related party	45,459
Commissions receivable	346,920
Other receivables	109,646
Securities owned, at fair value	3,300
Prepaid expenses	77,643
Property and equipment, net	116,088

Total assets	$2,331,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$210,091
Accrued commission expense	310,640
Note payable — related party	40,200

Total liabilities	560,931

Stockholders’ equity
Preferred stock, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 50,000,000 shares; 20,200,064 issued and 20,192,148 outstanding	2,020
Additional paid-in capital	6,336,751
Unearned stock compensation	(237,123)
Treasury stock, at cost	(3,718)
Accumulated deficit	(4,327,099)

Total stockholders’ equity	1,770,844

Total liabilities and stockholders’ equity	$2,331,775

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
For The Years Ended December 31, 2002 and 2001

	2002	2001

Revenues
Commissions	$6,065,976	$6,899,311
Interest and dividends	76,202	107,811
Other	12,676	40,465

	6,154,854	7,047,587

Expenses
Commissions	5,275,867	5,863,693
Employee compensation and benefits	917,062	900,977
Occupancy and equipment	188,253	169,985
Communications	116,445	129,724
Professional expenses	785,486	298,669
Other operating expenses	490,751	232,287

	7,773,864	7,595,335

Net loss before income taxes	(1,619,010)	(547,748)
Provision for income taxes	—	—

Net loss	$(1,619,010)	$(547,748)

Weighted average common shares and common share equivalents outstanding	10,264,778	4,693,970

Basic and diluted loss per share	$(0.16)	$(0.12)

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For The Years Ended December 31, 2002 and 2001

	Preferred Stock		Common

	Number of Shares		Number of Shares
	Outstanding	Par Value	Outstanding	Par Value

Balances, December 31, 2000	—	$—	4,691	$470
Issuance of preferred stock for cash	125,000	13	—	—
Purchase of treasury stock	—	—	(6,500)	—
Issuance of treasury stock	—	—	4,817	—
Other	—	—	1,539	—
Amortization of unearned stock compensation	—	—	—	—
Unrealized gain on securities	—	—	—	—
Net loss	—	—	—	—

Balances, December 31, 2001	125,000	13	4,691,080	470
Preferred stock dividend	(5,000)	(5,000)
Issuance of treasury stock	—	—	1,068	—
Cancellation of stock subscription	—	—	—	—
Issuance of common stock	—	—	14,000,000	1,400
Issuance of common stock for services — non employee	—	—	100,000	10
Exercise of common stock options	—	—	1,400,000	140
Options issued for services — non employees	—	—	—	—
Options issued for services	—
employee	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—
Reduction in unrealized gain	—	—	—	—
Net loss	—	—	—	—

Balances, December 31, 2002	125,000	$13	20,192,148	$2,020

				Accumulated
	Additional			Other			Total
	Paid-In	Unearned Stock	Treasury	Comprehensive	Subscription	Accumulated	Stockholders'
	Capital	Compensation	Stock	Income	Receivable	Deficit	Equity

Balances, December 31, 2000	$2,898,910	$(207,732)	$(29,857)	$1,775	$(10,250)	$(2,155,341)	$497,975
Issuance of preferred stock for cash	124,987	—	—	—	—	—	125,000
Purchase of treasury stock	—	—	(7,800)	—	—	—	(7,800)
Issuance of treasury stock	—	—	21,419	—	—	—	21,419
Other	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	201,390	—	—	—	—	201,390
Unrealized gain on securities	—	—	—	885	—	—	885
Net loss	—	—	—	—	—	(547,748)	(547,748)

Balances, December 31, 2001	3,023,897	(6,342)	(16,238)	2,660	(10,250)	(2,703,089)	291,121
Preferred stock dividend				—		(5,000)	(5,000)
Issuance of treasury stock	—	—	12,520	—	—	—	12,520
Cancellation of stock subscription	(10,250)	—	—	—	10,250	—	—
Issuance of common stock	2,457,249	—	—	—	—	—	2,458,649
Issuance of common stock for services — non employee	65,990	—	—	—	—	—	66,000
Exercise of common stock options	349,860	—	—	—	—	—	350,000
Options issued for services — non employees	345,755	(298,362)	—	—	—	—	47,393
Options issued for services employee	104,250	—	—	—	—	—	104,250
Amortization of unearned stock compensation	—	67,581	—	—	—	—	67,581
Reduction in unrealized gain	—	—	—	(2,660)	—	—	(2,660)
Net loss	—	—	—	—	—	(1,619,010)	(1,619,010)

Balances, December 31, 2002	$6,336,751	$(237,123)	$(3,718)	$—	$—	$(4,327,099)	$1,770,844

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net loss	$(1,619,010)	$(547,748)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful advances receivable	4,721	—
Depreciation	51,338	56,640
Stock-based compensation and consulting	285,224	201,390
Changes in:
Deposit held at clearing broker	17	79
Deposit held at clearing broker — related party	6,051	—
Commission receivable	120,598	15,418
Other receivables	92,016	(136,167)
Prepaid expenses	(14,205)	(16,658)
Due from related party, net	—	(2,861)
Accounts payable and accrued expenses	35,783	83,122
Accrued commissions expense	(153,244)	83,250

Net cash used in operating activities	(1,190,711)	(263,535)

Cash flows from investing activities
Purchase of property and equipment	(11,002)	(96,380)

Net cash used in investing activities	(11,002)	(96,380)

Cash flows from financing activities
(Payment) proceeds on note payable	(50,000)	50,000
Issuance of preferred stock	—	125,000
Dividends paid — preferred stock	(5,000)	—
Purchase of treasury stock	—	(7,800)
Issuance of treasury stock	12,520	21,419
Issuance of common stock	2,808,649	—
Payments on capital lease obligation	—	(11,636)

Net cash provided by financing activities	2,766,169	176,983

Net increase (decrease) in cash and cash equivalents	1,564,456	(182,932)
Cash and cash equivalents at beginning of year	43,218	226,150

Cash and cash equivalents at end of year	$1,607,674	$43,218

The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS — Summit Brokerage Services Inc. (the “Company”) is a National Association of Securities Dealers (NASD) member firm. The Company is an independent broker-dealer offering financial services to clients across the country through its 50 independent broker-dealer branch offices.

CONSOLIDATION POLICY — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s primary subsidiaries include Summit Holding Group, Inc. (a holding company) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor) and SBS Insurance Agency Of Florida, Inc. (an insurance business). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKERS — The Company has an interest-bearing reserve deposit with certain clearing brokers. These clearing brokers require deposits of all introducing brokers for whom they transact business. One of the Company’s deposits is from a related party of the Company (see Note 4).

COMMISSIONS RECEIVABLE — Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2002 are fully collectible; accordingly, no allowance has been recorded.

SECURITIES OWNED, AT FAIR VALUE — Securities owned are valued at estimated fair value as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statements of loss.

PROPERTY AND EQUIPMENT — Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years.

TREASURY STOCK — Treasury stock is reflected at cost.

COMMISSION REVENUE AND EXPENSES — Commission revenues and the corresponding commission expense are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by registered representatives of the branch offices. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the registered representatives based on a formal commission payout schedule maintained with each representative.

INCOME TAXES — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due plus deferred taxes related to net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income.

NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK OPTIONS — The Company accounts for its options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. If options are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the fair market value and the exercise price is charged to either stock-based compensation expense (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock based compensation expense and any amortization of unearned stock compensation related to employees is included in employee compensation and benefits in the accompanying statements of loss.

The Company accounts for its options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 requires that options granted for services are to be recorded at fair market value at the date of grant, regardless of the exercise price of the options. The Company determines fair market value by using the Black-Scholes option pricing model. The fair market value is charged to stock-based compensation (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock based compensation and any amortization of unearned stock compensation related to non-employees is included in professional expenses in the accompanying statements of loss.

Unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. The Company amortizes any amounts recorded as unearned stock compensation on a pro-rata basis over the period that the option’s are earned, which generally is the vesting period. Many of the Company’s registered representatives are independent, and are therefore considered non-employees by the Company for purposes of accounting for stock option activity.

FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” require the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Statement of Financial Accounting Standards No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25.

LOSS PER SHARE — Basic loss per share for the years ended December 31, 2002 and 2001 have been computed by dividing net loss less preferred dividends of $15,000 and $8,300, respectively, by the weighted average number of common shares outstanding. Diluted loss per share for the years ended December 31, 2002 and 2001 are the same as basic, as the dilutive calculation would have an anti-dilutive effect because of the net loss. The weighted average number of potentially dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2002 and 2001, totaled 8,221,508 and 1,402,393, respectively.

ESTIMATES — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS — Certain amounts from the prior year have been reclassified to conform to the current year presentation.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002:

Computer systems and software	$126,489
Equipment and furniture	70,040
Leasehold improvements	151,743

Total	348,272
Less: accumulated depreciation	(232,184)

Total property and equipment	$116,088

      Depreciation expense was $51,338 and $56,640 for the years ended December 31, 2002 and 2001, respectively.

NOTE 3 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2002:

Accounts payable	$198,479
Accrued wages and other	11,612

$210,091

NOTE 4 — NOTE PAYABLE — RELATED PARTY

On March 31, 2000, the Company entered into a demand note collateral agreement with a corporation 100% owned by a shareholder and officer of the Company. The collateral for the note was held as a clearing deposit with one of the Company’s clearing firms. The note became due on April 30, 2002 and accrues interest at 12.0% per annum. As of November 1, 2002, the Company no longer was allowed to use the subordinated agreement for net capital purposes. As of December 31, 2002, the outstanding balance is $40,200 and is due on demand.

During the year ended December 31, 2002, the Company paid off a $50,000 note payable to an unrelated third party.

Cash paid for interest was $22,593 and $22,396 for 2002 and 2001, respectively.

NOTE 5 — COMMON STOCK

On July 16, 1997, the Company established an unwritten and informal restricted stock bonus plan as an incentive for employees and certain consultants to remain in the employment or service of the Company. The shares granted under the plan were in the form of restricted stock and vested over a period ranging up to two years after the date of grant of the award. Since the stock issued was subject to continuous employment or service from the date of the grant award, unearned compensation was recorded at the fair market value at the date awarded as a reduction of stockholders’ equity. This informal plan was ended in 2000.

On May 22, 2002, Marshall T. Leeds, in a privately negotiated transaction, purchased an aggregate of 5,000,000 shares of our common stock for a total purchase price of $500,000, or $0.10 per share. Mr. Leeds became our largest shareholder, as well as our Chief Executive Officer and Chairman of the Board of Directors. Richard Parker, the Company’s former Chairman and Chief Executive Officer, became President, Chief Operating Officer and Vice Chairman. Two of our Board members, Mr. Parker and Harry Green, remained on the Board, and Mr. Leeds and two of his designees comprised a new five-member Board. Mr. Parker has also granted Mr. Leeds voting control of 3,354,927 of his beneficially owned shares

NOTE 5 — COMMON STOCK (Continued)

and up to 500,000 shares potentially issuable under options held by Mr. Parker. Mr. Leeds has voting control until the earlier of (a) May 22, 2007, (b) the date Mr. Leeds is no longer an executive officer or director of the Company, or (c) the occurrence of certain change of control events. Mr. Leeds became a consultant to the Company in March 2002, and an employee in May, 2002.

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

On October 9, 2002, 100,000 shares of common stock was issued to outside consultants for services performed for the Company. The Company recorded $66,000 stock-based compensation expense in professional expenses in the statement of loss as the estimated fair value of the stock at the date of issuance.

On October 14, 2002, the Company approved the Common Stock Private Offering (the “Offering”), which consists of a private placement of up to 20,000,000 shares of its common stock to accredited investors at a purchase price of $.25 per share. The Company also authorized the issuance of up to 2,000,000 of common stock purchase warrants to selling broker-dealers in the Offering. These warrants have an exercise price equal to 120% of the per share price of the common stock sold in the Offering and vest immediately upon issuance. During the year ended December 31, 2002, the Company issued 8,200,000 shares of common stock related to the Offering for $2,050,000. In addition, as of December 31, 2002, the Company issued 530,000 warrants to selling broker-dealers at an exercise price of $.30. These warrants were fair valued in accordance with FAS 123 at approximately $390,000. The entire $390,000 is considered offering costs and was charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other Offering costs of approximately $270,000 were charged against paid-in capital.

During the year ended December 31, 2002, the Company’s Chief Executive Officer exercised an option for 1,400,000 shares of common stock at $.25 per share.

At various other periods during 2002, common stock was issued for cash to various individuals exclusive of the Offering. During the year ended December 31, 2002, 5,000,000 shares of common stock were issued for $.10 a share and in July 2002, the Company sold 200,000 shares of Series B Preferred Stock for net proceeds of approximately $180,000 in a private placement of Series B Preferred Stock. The Series B Preferred Stock private placement was subsequently terminated without further sales and the investor’s shares of Series B Preferred Stock were converted into 800,000 shares of common stock of the Company at an effective conversion rate of $0.25 per share.

NOTE 6 — PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to reduce the preferred stock, par value $.0001 per share, from 5,000,000 authorized shares to 150,000. During the year ended December 31, 2001, the Company issued 125,000 shares of 12% cumulative convertible preferred stock for $125,000. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, by (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the convertible preferred stock were converted as of December 31, 2002 is 143,750. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During the year ended December 31, 2002, $5,000 in cash dividends was paid. As of December 31, 2002, undeclared dividends in arrears approximated $18,300. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7 — TREASURY STOCK

Treasury stock is reflected at cost, and consists of 7,916 and 8,984 shares of common stock at December 31, 2002 and 2001, respectively.

NOTE 8 — STOCK OPTIONS AND WARRANTS

In March 2002, the Company issued to the Company’s current President, COO and Vice Chairman 900,000 options to purchase the Company’s common stock in connection with his employment contract with the Company. Of this total, 500,000 options have an exercise price of $0.10 per share and vested upon issuance and 400,000 options have an exercise price of $0.50 per share and vest over a two-year period. All options expire on December 31, 2007. Stock-based compensation of approximately $50,000 was recorded as a result of issuing these options and is included in employee compensation and benefits in the statements of loss.

In March 2002, the Company issued to the Company’s current CEO and Chairman of the Board of Directors, 7,000,000 options to purchase the Company’s common stock at an exercise price of $0.25 per share. These options vested upon issuance and expire on December 31, 2007. These options were issued in connection with his employment contract with the Company. No compensation expense was recorded, as the fair market value of the Company’s stock on the grant date was equal to or less than the exercise price.

NOTE 8 — STOCK OPTIONS AND WARRANTS (Continued)

During 2002, the Company issued 1,092,215 options to non-employees with a fair market value of $345,755, all of which was recorded as unearned stock based compensation. For the years ended December 31, 2002 and 2001, amortization of unearned stock based compensation expense related to non-employees was $61,239 and $15,468, respectively. During 2002 and 2001, the Company issued 8,945,405 and 504,141 options to employees which were recorded at their intrinsic value of $104,250 and $0, respectively. For the years ended December 31, 2002 and 2001, amortization of unearned stock based compensation expense related to employees was $6,342 and $185,922, respectively.

Stock option activity during 2002 and 2001, was as follows:

		Weighted-
	Number of	average
	Options	Exercise Price

Outstanding at December 31, 2000	1,162,723	$2.50
Granted	504,141	$.77
Forfeited	(31,648)	$2.50

Outstanding at December 31, 2001	1,635,216	$1.97
Granted	10,037,620	$0.32
Exercised	(1,400,000)	$.25
Forfeited	(400,677)	$1.30

Outstanding at December 31, 2002	9,872,159	$0.56

Shares exercisable at December 31, 2002	8,094,922	$0.55

      The range of exercise prices for options outstanding at December 31, 2002 was $.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2002:

	Outstanding Options

		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
Range of Exercise Prices	Shares	Life (in years)	Exercise Price

$0.10	500,000	5.0	$0.10
$0.25	5,769,905	5.1	$0.25
$0.50	1,755,290	9.3	$0.50
$0.75	594,215	9.6	$0.75
$1.00	262,690	8.9	$1.00
$2.50	990,059	7.5	$2.50

	9,872,159		$0.57

	Exercisable Options

		Weighted
	Number of	Average
Range of Exercise Prices	Shares	Exercise Price

$0.10 - $0.25	6,269,905	$0.24
$0.50 - $1.00	868,298	$0.62
$2.50	956,719	$2.50

	8,094,922	$.55

NOTE 8 — STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2002, the Company had 530,000 warrants outstanding for the purchase of the Company’s common stock at an exercise price of $.30 per share. These warrants expire in November 2007.

The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and follows the disclosure provisions of FAS 123. Accordingly, if options or warrants are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the exercise price and the fair market value is charged to operations and/or unearned stock compensation. The fair value of the options and warrants granted during the fiscal years ended December 31, 2002 and 2001, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	2002	2001

Expected life (in years)	1.0 -10.0	10.0
Risk-free interest rate	5.0%	5.0%
Volatility	211.0%	225%
Dividend yield	0.0%	0.0%

The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	2002	2001

Net loss, as reported	$(1,619,010)	$(547,748)
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards	(2,299,413)	(119,524)

Pro forma net loss	$(3,918,423)	$(667,272)

Loss per share:
Basic and diluted — as reported	$(0.16)	$(0.12)

Basic and diluted — pro forma	$(0.38)	$(0.14)

The effects on pro forma disclosures of applying FAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

LEGAL PROCEEDINGS

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management believes that the range of potential net loss resulting from these proceedings will not be material to the Company’s financial position or results of operations.

EMPLOYMENT AGREEMENT

In conjunction with the CEO’s May 22, 2002 employment agreement, the CEO is entitled to a fee equal to 3% of the first twelve months’ production generated by brokers recruited by him who remain with the Company for at least twelve months. The CEO and the Company have agreed to forego payment for any production generated by brokers recruited by the CEO through December 31, 2002. Accordingly, no liability has been recorded at December 31, 2002 in the statement of financial condition.

NOTE 10 — INCOME TAXES

Due to the net operating losses and valuation allowance, there was no provision for both federal or state taxes for the years ended December 31, 2002 and 2001.

Deferred tax assets and their approximate tax effect totaled $758,000 and $482,000 for the years ended December 31, 2002 and 2001, respectively. The significant components of the deferred tax assets were comprised of net operating losses of $707,000 and $439,000 and amortization of unearned stock compensation of $48,000 and $40,000 for the years ended December 31, 2002 and 2001, respectively.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset due to recurring losses since the Company’s inception.

The valuation allowance increased $276,000 and $60,000 for the years ended December 31, 2002 and 2001, respectively.

The Company has net operating loss carryforwards of approximately $3,280,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years through 2017.

NOTE 10 — INCOME TAXES (Continued)

      The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

	December 31,

	2002	2001

Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of reducing federal corporate tax rate to the lowest tax bracket due to recurring losses incurred by the Company	(19%)	(19%)
Effect of state income tax	5%	5%
Effect on non-deductibility of stock-based compensation	(3%)	(10%)
Effect of valuation allowance	(17%)	(10%)

Effective tax rate	—	—

      Under U.S. federal tax laws, certain changes in ownership of a company may cause severe limitations on future utilization of these loss carryforwards.

NOTE 11 — CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12 — RELATED-PARTY TRANSACTIONS

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

During the year ended December 31, 2002, the Company reimbursed an entity wholly-owned by an officer and shareholder of the Company approximately $97,000 for costs related to the Company’s private placement of its common stock.

NOTE 13 — NET CAPITAL REQUIREMENT

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

The fully phased-in net capital requirement for “fully disclosed” brokers-dealers that receive but do not hold customer or other securities, is $50,000. The rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

NOTE 13 — NET CAPITAL REQUIREMENT (Continued)

At December 31, 2002, the Company had net capital of $1,377,156 and the Company’s aggregate indebtedness to net capital ratio was 0.4 to 1.

NOTE 14 — OTHER

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of approximately $1,619,000 and $548,000 and negative cash flows from operations of approximately $1,191,000 and $264,000 for the years ended December 31, 2002 and 2001, respectively; however, management believes that it has sufficient resources to continue as a going concern through December 31, 2003. Management plans to continue to raise capital through equity offerings and to make strategic acquisitions to increase its volume.

NOTE 15 — OFF BALANCE SHEET RISK

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

NOTE 16 — SUBSEQUENT EVENT

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of an employment agreement with each of the registered representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch will be included in the Company’s financial statements as of the date of acquisition.

Based upon management’s preliminary estimates, the purchase price, including estimated transaction costs, will be allocated as follows: Customer list — $1,142,000; Goodwill — $708,000; Equipment — $6,000. Customer list will be amortized over its estimated beneficial life of six years.

SUPPLEMENTAL INFORMATION

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES	Schedule I

Computation of Net Capital Under Rule 15c3-1 of the
Securities and Exchange Commission
As of December 31, 2002

Net Capital
Total consolidated stockholders’ equity	$1,770,844
Deductions and/or charges:
Non-allowable assets:
Commissions receivable	$82,997
Other receivables	109,646
Prepaid expenses	77,643
Property and equipment, net	116,088
386,374
Haircuts on securities:
15% haircut on marketable equity securities	7,314

Net capital	$1,377,156

Aggregate Indebtedness
Items included in consolidated statement of financial condition
Accrued payable and accrued expenses	$210,091
Accrued commissions	310,640
Note payable	40,200

Total aggregate indebtedness	$560,931

Computation of Basic Net Capital Requirement
Minimum net capital required	$50,000

Excess net capital at 1,500 percent	$1,339,761

Excess net capital at 1,000 percent	$1,321,063

Ratio: Aggregate indebtedness to net capital	0.4 to 1

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

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the SEC to be adequate for its purposes, in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company’s practices and procedures were adequate at December 31, 2002, to meet the SEC’s objectives.

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

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
February 17, 2003

EXHIBIT INDEX

Number	Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002