Form 10QSB/A
period 2003-03-31
SUMMIT BROKERAGE SERVICES INC / FL
filed 2004-02-06
CIK 1045993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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
Indialantic, Florida 32903
(321) 724-2303

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2003

Common Stock Par value $.0001 per share	28,028,748

Transitional Small Business Disclosure Format ☐ Yes ☒ No

SUMMIT BROKERAGE SERVICES, INC.

INDEX

The following items are amended:
Page
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Statement of Financial Condition at March 31, 2003	3
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three months ended March 31, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2003 and 2002	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	18

FORWARD LOOKING STATEMENTS

     This amended Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (file no. 0-29337.)

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

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)
and Comprehensive Income (Loss)

	For The Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$1,814,380	$1,773,390
Interest and dividends	104,197	17,835
Other	17,702	7,585

	1,936,279	1,798,810
EXPENSES
Commissions and clearing costs	1,372,974	1,520,175
Employee compensation and benefits	559,248	234,377
Occupancy and equipment	124,753	44,576
Communications	81,907	34,925
Professional expenses	125,814	83,829
Depreciation and amortization	44,521	10,969
Other operating expenses	108,463	45,741

	2,417,680	1,974,592

NET LOSS BEFORE INCOME TAXES	(481,401)	(175,782)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(481,401)	$(175,782)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING – BASIC AND DILUTED	20,699,688	4,868,858

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

NOTE 2 - RECLASSIFICATIONS

The Company has restated certain revenue and expense accounts which have been incorporated in the financial statements included in this 10-QSB. The reclassifications consist of the following: 1.) Reclassifying the stock-based compensation expense to either employee compensation and benefits or professional expenses depending on whether the stock-based compensation earned was attributable to employees or non-employees of the Company. 2.) Reclassifying certain reimbursed costs for which the Company has already incurred the related expenses as well as reclassifying expenses which were originally included as other operating expenses into a more descriptive account in the statement of losses.

For consistency purposes, the Company has restated its 10-QSB for the 2002 periods included in this filing. The following schedules present a reconciliation of the 2003 and 2002 amounts reported as originally filed in Form 10-QSB for the period ended March 31, 2003 to the amounts reported as amended in this March 31, 2003 filing of Form 10-QSB.

NOTE 2 - RECLASSIFICATIONS (Continued)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	March 31, 2003	compensation	expenses	March 31, 2003

Revenues
Commissions	$1,814,380	$—	$—	$1,814,380
Interest and dividends	104,197	—	—	104,197
Other	—	—	17,702	17,702

	1,918,577	—	17,702	1,936,279
Expenses
Commissions and clearing costs	1,317,239	—	55,735	1,372,974
Employee compensation and benefits	463,635	83,587	12,026	559,248
Occupancy and equipment	122,890	—	1,863	124,753
Communications	83,095	—	(1,188)	81,907
Professional expenses	103,189	22,625	—	125,814
Stock based compensation	106,212	(106,212)	—	—
Depreciation and amortization	—	—	44,521	44,521
Other operating expenses	203,718	—	(95,255)	108,463

	2,399,978	—	17,702	2,417,680

Net Loss	$(481,401)	$—	$—	$(481,401)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	March 31, 2002	compensation	expenses	March 31, 2002

Revenues
Commissions	$1,773,390	$—	$—	$1,773,390
Interest and dividends	17,835	—	—	17,835
Other	—	—	7,585	7,585

	1,791,225	—	7,585	1,798,810
Expenses
Commissions and clearing costs	1,485,755	—	34,420	1,520,175
Employee compensation and benefits	177,369	54,580	2,428	234,377
Occupancy and equipment	47,427	—	(2,851)	44,576
Communications	32,074	—	2,851	34,925
Professional expenses	83,829	—	—	83,829
Stock based compensation	54,580	(54,580)	—	—
Depreciation and amortization	—	—	10,969	10,969
Other operating expenses	85,973	—	(40,232)	45,741

	1,967,007	—	7,585	1,974,592

Net Loss	$(175,782)	$—	$—	$(175,782)

NOTE 3 - DUE FROM/TO RELATED PARTIES

At March 31, 2003, the Company has advances receivable of $6,093 from a related company for expenses paid by Summit Brokerage Services, Inc. on the related company’s behalf. The related company is 100% owned by an officer and shareholder of Summit Brokerage Services, Inc.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. We do not recognize stock-based employee compensation expense for our stock option grants, which are issued at fair value at the date of grant. The Company has not adopted fair value accounting for its employee stock options.

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation for non-employees using the fair value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. As of December 31, 2002, the Company has a balance of $237,123 of unearned stock compensation, all of which related to the issuance of options to non-employees. During the three months ended March 31, 2003, 1,936,353 options were issued to employees for services not yet performed with an intrinsic value of approximately $616,000, which amount was recorded as unearned stock compensation. Approximately $548,000 of the unearned stock compensation recorded during the current period related to the issuance of options to acquire 1,566,353 shares of common stock at an exercise price of $.60 per share. These options were issued to employees in connection with the acquisition of Boca Branch (see Note 6). The approximate $548,000 of unearned compensation was determined based upon the fair market value of the Company’s stock at the date of grant. The following table shows the activity of unearned compensation from December 31, 2002 to March 31, 2003:

Beginning balance, December 31, 2002	$237,123
Additions/deductions:
Acquisition of Boca Branch	548,224
Options to employees for services	67,500
Amortization for the quarter	(61,212)

Ending balance, March 31, 2003	$791,635

SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the three months ended March 31, 2003 and 2002 are as follows:

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

	2003	2002

Net loss as reported:	$(481,000)	$(176,000)
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(127,000)	(1,488,000)

Pro forma net loss	$(608,000)	$(1,664,000)

Net loss per share:
Basic and Diluted – as reported	$(0.02)	$(0.03)

Basic and diluted – pro forma	$(0.03)	$(0.34)

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

NOTE 6 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. As of March 31, 2003, substantially all of the registered representatives had signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire four-year period ending January 2, 2007, a pro-rata adjustment to the purchase price for the remaining non-employed period will be made. Upon leaving the Company, Wachovia, not the Company, retains the right to reclaim

NOTE 6 - ACQUISITION (Continued)

the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the three-month period ended March 31, 2003 approximated $32,000. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective interest method. Amortization of imputed interest for the three-month period ended March 31, 2003 approximated $21,000. As of the date of the acquisition, there were no contingent considerations which needed to be recorded in accordance with SFAS No. 141. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

NOTE 7 - SUBSEQUENT EVENTS

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

“Tag-a-Long” rights are defined under a co-sale agreement and voting agreement between Antares and the principal shareholder, whereby Antares has the right, in its discretion, to participate in any sale, transfer or other disposition of any shares of common stock by the principal shareholder, his family members or entities they control, on the same terms and conditions as their sale. The number of shares Antares would be able to include in the sale is subject to a formula set forth in the agreement.

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

Overview

     Summit Brokerage Services, Inc. is a financial services firm that provides full service retail securities brokerage through its network of approximately 120 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities during the quarter, our approximately 65 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

     Summit is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 46 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 24 states.

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

     We have a history of operating losses. For the three month period ended March 31, 2003, we reported a loss of $481,401, versus a loss of $175,782 for the comparable period of 2002. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, such as 2002, our revenues may suffer if our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. For example, our results for the period ended March 31, 2003 were negatively impacted by costs incurred in connection with the expansion and improvement of our infrastructure which included the hiring of new employees, including members of senior management, the leasing of additional office space in Boca Raton, Florida, and improving our information technology systems. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

     The following discussion relates to the results of operations for the three months ended March 31, 2003 (the “2003 Quarter”) compared to the same period in the prior year (the “2002 Quarter”).

Comparison of Three Months Ended March 31, 2003 and March 31, 2002

Revenue:

     The largest component of our revenue is the commission and fee income we generate from the sale of financial products and services and the management of clients’ accounts. Revenues from these two sources are aggregated and reflected in our Statement of Loss as “Commissions.” For the 2003 Quarter, we reported commission revenue of $1,814,380, an increase of $40,990, or 2%, over commission revenue of $1,773,390 for the 2002 Quarter. During the 2003 Quarter, we added several new registered representatives (including through the acquisition of the Boca Branch), which revenue increases were offset by a general decline in the revenues produced by our existing registered representatives due to market conditions.

     In any quarter, our gross revenues and mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives, including those who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.). Consequently, it is possible that our revenue trends may not mirror those of the financial services industry as a whole.

Expenses:

     Commission and clearing costs decreased to $1,372,974 during the 2003 Quarter, which represents a decrease of $147,201, or 10%, over the $1,520,175 reported for the 2002 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Quarter to 76% from 86% in the 2002 Quarter. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $559,248 during the 2003 Quarter, which represents an increase of $324,871, or 139%, over $234,377 for the 2002 Quarter. This increase was largely due to the addition of several new employees after the 2002 Quarter, up though and during the 2003 Quarter (including in connection with the Boca Branch). In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For the 2003 Quarter, a total of $83,587 was expensed, compared with only $54,580 in the 2002 Quarter. Included in these amounts were amortization of unearned stock compensation of $38,587 and $4,580 for the 2003 Quarter and 2002 Quarter, respectively.

     Occupancy and equipment cost increased to $124,753 during the 2003 Quarter, which represents an increase of $80,177, or 180%, over $44,576 reported for the 2002 Quarter. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch.

     Communications costs increased by $46,982, or 134%, to $81,907 in the 2003 Quarter from $34,925 in the 2002 Quarter. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Professional fees increased by $41,985, or 50%, from $83,829 during the 2002 Quarter to $125,814 during the 2003 Quarter. During the 2003 Quarter, we experienced an increase in legal, accounting and consulting fees when compared with the 2002 Quarter. Additionally, our results for the 2003 Quarter include $22,625 verses $-0- during the 2002 Quarter of amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees.

     Depreciation and amortization expense increased by $33,552, or 306%, to $44,521 during the 2003 Quarter versus $10,969 for the 2002 Quarter. Of this increase, $31,721 was attributable to the amortization of the customer list recorded in connection with the Boca Branch acquisition.

     Other operating expenses increased by $62,722, or 137%, to $108,463 during the 2003 Quarter versus $45,741 for the 2002 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Quarter, other operating expenses increased over amounts reported in the 2002 Quarter primarily as a result of an increase in, among other things, printing, postage, and certain office supply costs, which increased in the aggregate by $41,781. We also include interest expense in other operating expenses, which increased by $16,899 during the 2003 Quarter, which is primarily attributable to the recognition of imputed interest resulting from a note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch. These and other operating expense increases were offset by reductions in certain other types of expenses.

Net Income / Loss:

     For the 2003 Quarter, our net loss increased by $305,619 (or 174%) to ($481,401) from a net loss of ($175,782) reported for the 2002 Quarter. This increase was due primarily to an increase in the expenses described herein. As a function of gross revenues, our loss for the 2003 Quarter equaled 25% of gross revenues, compared with 10% for the 2002 Quarter. The Company’s basic and diluted loss per share was ($0.02) for the 2003 Quarter, compared to a basic and diluted loss per share of ($0.03) for the 2002 Quarter.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($547,128) during the 2003 Quarter, compared to net cash used of ($163,023) for the 2002 Quarter. The increase in cash used by operating activities was due largely to the significant increase in our expenses during the quarter. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2003 Period, such charges amounted to $171,604, compared to $64,625 for the 2002 Period.

     Cash and cash equivalents increased during the 2003 Quarter by $209,464 to $1,817,138. This increase was due mainly to the net cash received from financing activities (primarily in connection with our private financing) of $757,182, which amount was largely offset by cash used in operating activities of $547,128.

     During both the 2003 Quarter and the 2002 Quarter, we did make any material investments in property and equipment. The Company does not project material capital expenditures over the next twelve months.

     Financing activities provided net cash of $757,182 during the 2003 Quarter, which amount included gross proceeds of $960,000 that we raised in connection with a private offering of our common stock. These amounts raised, however, were offset by aggregate payments of $114,720 made by us to Wachovia Securities in connection with our purchase of the Boca Branch as well as $80,329 of common stock offering costs related to the private offering.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected June 27, 2001 (1)

3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)

3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)

3.1.3	Amendment to Amended and restated Articles of Incorporation effected August 28, 2002 (10)

3.2	Amended and Restated Bylaws (2)

10.1	2000 Incentive Compensation Plan (3)

10.2	Stock Option Agreement between the Company and Richard Parker (4)

10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)

10.4	Employment Agreement between the Company and Richard Parker (5)

10.5	Employment Agreement between the Company and Mark F. Caulfield (5)

10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)

10.7	Amendment to Secured Demand Note Collateral Agreement (6)

10.8	Employment Agreement between the Company and Ronald Caprilla (7)

10.9	Stock Purchase Agreement (8)

10.10	Employment Agreement between the Company and Marshall T. Leeds (8)

10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)

10.12	Stock Option Agreement between the Company and Richard Parker (8)

10.13	Stock Option Agreement between the Company and Richard Parker (8)

10.14	Employment Agreement between the Company and Richard Parker (9)

10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)

10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)

10.17	Commercial Lease between the Company and First America Living Trust (9)

10.18	Form of Registration Rights Agreement between the Company and certain investors (11)

10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12)

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB, file no. 0-29337.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000, file no. 0-29337.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000, file no. 0-29337.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000, file no. 0-29337.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB filed November 14, 2001, file no. 0-29337.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002, file no. 0-29337.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002, file no. 0-29337.

(9)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended June 30, 2002 on Form 10-QSB filed August 19, 2002, file no. 0-29337.

(10)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002, on Form 10-QSB filed November 14, 2002, file no. 0-29337.

(11)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2002 on Form 10-KSB filed March 31, 2003, file no. 0-29337.

(b) Reports on Form 8-K

     A current report on Form 8-K dated January 2, 2003 was filed with the SEC on January 3, 2003, for purposes of reporting (i) the acquisition by Summit Holding Group, Inc., a subsidiary of the Company, of certain assets from the Boca Raton, Florida office of Wachovia Securities Financial Network, Inc. (“WSFN”), and (ii) the closing of the Company’s private placement of common stock.

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

     A current report on Form 8-K dated and filed with the SEC on March 28, 2003, attached a copy of the Company’s press release dated March 28, 2003 pertaining to the results of its recently closed common stock private placement.

SUMMIT BROKERAGE SERVICES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Brokerage Services, Inc.
(Registrant)

Date: February 6, 2004	/s/ Marshall T. Leeds

Marshall T. Leeds, Chairman of the Board & Chief
Executive Officer
(Principal Executive Officer)

Date: February 6, 2004	/s/ Steven C. Jacobs

Steven C. Jacobs, Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.