Form 10QSB/A
period 2003-06-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2004-02-06
CIK 1045993

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

SUMMIT BROKERAGE SERVICES, INC.

INDEX

The following items are amended:

Page
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Statement of Financial Condition at June 30, 2003 (unaudited)	3
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months ended June 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Six Months ended June 30, 2003 and 2002 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Controls and Procedures	18
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	21

FORWARD LOOKING STATEMENTS

     This amended Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this amended Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (file no. 0-29337.)

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

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Losses

	For The Three Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,061,000	$1,379,067
Interest and dividends	136,844	18,860
Other	49,335	—

	3,247,179	1,397,927

EXPENSES
Commissions and clearing costs	2,261,429	1,257,156
Employee compensation and benefits	679,528	215,383
Occupancy and equipment	144,249	39,387
Communications	84,808	31,141
Professional expenses	135,983	256,407
Depreciation and amortization	62,646	9,121
Other operating expenses	155,210	91,286

	3,523,853	1,899,881

NET LOSS BEFORE INCOME TAXES	(276,674)	(501,954)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(276,674)	(501,954)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	27,573,393	8,371,300

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Losses

	For The Six Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$4,875,380	$3,152,457
Interest and dividends	241,041	36,696
Other	67,037	1,598

	5,183,458	3,190,751

EXPENSES
Commissions and clearing costs	3,634,403	2,777,332
Employee compensation and benefits	1,238,776	449,760
Occupancy and equipment	269,002	83,963
Communications	166,715	66,066
Professional expenses	261,797	340,236
Depreciation and amortization	107,167	20,090
Other operating expenses	263,673	130,290

	5,941,533	3,867,737

NET LOSS BEFORE INCOME TAXES	(758,075)	(676,986)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(758,075)	$(676,986)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	24,915,935	6,629,755

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
(UNAUDITED)
(June 30, 2003)

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

NOTE 2 – RECLASSIFICATIONS

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

For consistency purposes, the Company has restated its 10-QSB for the 2002 periods included in this filing. The following schedules present a reconciliation of the 2003 and 2002 amounts reported as originally filed in Form 10-QSB for the period ended June 30, 2003 to the amounts reported as amended in this June 30, 2003 filing of Form 10-QSB.

NOTE 2 – RECLASSIFICATIONS (Continued)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	June 30, 2003	compensation	expenses	June 30, 2003

Revenues
Commissions	$3,061,000	$—	$—	$3,061,000
Interest and dividends	136,844	—	—	136,844
Other	36,881	—	12,454	49,335

	3,234,725	—	12,454	3,247,179
Expenses
Commissions and clearing costs	2,145,759	—	115,670	2,261,429
Employee compensation and benefits	635,006	38,587	5,935	679,528
Occupancy and equipment	144,249	—	—	144,249
Communications	84,808	—	—	84,808
Professional expenses	113,358	22,625	—	135,983
Stock based compensation	61,212	(61,212)	—	—
Depreciation and amortization	—	—	62,646	62,646
Other operating expenses	327,007	—	(171,797)	155,210

	3,511,399	—	12,454	3,523,853

Net Loss	$(276,674)	$—	$—	$(276,674)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	June 30, 2002	compensation	expenses	June 30, 2002

Revenues
Commissions	$1,438,521	$—	$(59,454)	$1,379,067
Interest and dividends	18,860	—	—	18,860
Other	1,598	—	(1,598)	—

	1,458,979	—	(61,052)	1,397,927
Expenses
Commissions and clearing costs	1,298,381	—	(41,225)	1,257,156
Employee compensation and benefits	186,591	1,323	27,469	215,383
Occupancy and equipment	28,112	—	11,275	39,387
Communications	32,074	—	(933)	31,141
Professional expenses	166,480	16,377	73,550	256,407
Stock based compensation	17,700	(17,700)	—	—
Depreciation and amortization	—	—	9,121	9,121
Other operating expenses	231,595	—	(140,309)	91,286

	1,960,933	—	(61,052)	1,899,881

Net Loss	$(501,954)	$—	$—	$(501,954)

NOTE 2 – RECLASSIFICATIONS (Continued)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	six months	Reclassification	and other	six months
	ended	of stock-based	operating	ended
	June 30, 2003	compensation	expenses	June 30, 2003

Revenues
Commissions	$4,875,380	$—	$—	$4,875,380
Interest and dividends	241,041	—	—	241,041
Other	47,380	—	19,657	67,037

	5,163,801	—	19,657	5,183,458
Expenses
Commissions and clearing costs	3,462,998	—	171,405	3,634,403
Employee compensation and benefits	1,098,641	122,174	17,961	1,238,776
Occupancy and equipment	267,139	—	1,863	269,002
Communications	167,903	—	(1,188)	166,715
Professional expenses	216,547	45,250	—	261,797
Stock based compensation	167,424	(167,424)	—	—
Depreciation and amortization	—	—	107,167	107,167
Other operating expenses	541,224	—	(277,551)	263,673

	5,921,876	—	19,657	5,941,533

Net Loss	$(758,075)	$—	$—	$(758,075)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	six months	Reclassification	and other	six months
	ended	of stock-based	operating	ended
	June 30, 2002	compensation	expenses	June 30, 2002

Revenues
Commissions	$3,268,687	$—	$(116,230)	$3,152,457
Interest and dividends	36,696	—	—	36,696
Other	1,598	—	—	1,598

	3,306,981	—	(116,230)	3,190,751
Expenses
Commissions and clearing costs	2,868,667	—	(91,335)	2,777,332
Employee compensation and benefits	348,695	55,903	45,162	449,760
Occupancy and equipment	58,281	—	25,682	83,963
Communications	65,856	—	210	66,066
Professional expenses	317,063	16,377	6,796	340,236
Stock based compensation	72,280	(72,280)	—	—
Depreciation and amortization	—	—	20,090	20,090
Other operating expenses	253,125	—	(122,835)	130,290

	3,983,967	—	(116,230)	3,867,737

Net Loss	$(676,986)	$—	$—	$(676,986)

NOTE 3 - DUE FROM/TO RELATED PARTIES

At June 30, 2003, Summit has advances receivable of $10,723 from a related company for expenses paid by Summit on the related The related company is 100% owned by Summit’s company’s behalf. Vice Chairman and President.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

On October 14, 2002, the Company began a private offering of its securities, which offering was completed on March 19, 2003. In connection with that offering, the Company sold, to “accredited investors” as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, an aggregate of 12,040,000 shares of its common stock for gross proceeds of $3,010,000. In addition to commissions paid in previous periods related to this offering, the Company issued, during the three month period ended June 30, 2003, common stock purchase warrants entitling the holders thereof to purchase up to 58,000 shares of the Company’s common stock at a price of $.30 per share.

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

NOTE 4- STOCKHOLDERS’ EQUITY (Continued)

The Co-Sale and Voting Agreement terminates when the purchaser no longer owns 2,000,000 of the 4,000,000 shares purchased in April 2003 (as adjusted for stock split, dividends, recapitalizations an similar events). The Co-Sale and Voting Agreement may also be terminated upon the closing of a public offering of the Company’s securities resulting in net proceeds to the Company of $20,000,000 at a per share price of at least $2.50 (as adjusted for stock splits, dividends, recapitalizations and the like).

During the three month period ended June 30, 2003, the Company issued, as commissions related to this offering, (i) common stock purchase warrants entitling the holders thereof to purchase up to 400,000 shares of the Company’s common stock at a price of $0.30 per share, and (ii) 80,000 shares of the Company’s common stock.

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

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees using the fair value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. During the three months ended June 30, 2003, 122,500 options were issued to independent representatives, which are considered non-employees of the Company, which are earned through cliff vesting and/or production goals in the future. In February 2003, the Company also informally agreed to issue an option to an officer and director of the Company, to acquire up to 600,000 shares of common stock. The option price of $.45 per share was not determined until August 2003 and thus the option will be recorded in the third fiscal quarter. As of the date of this report, the Company had not yet issued these options. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the three months ended June 30, 2003 and 2002 are as follows:

NOTE 4- STOCKHOLDERS’ EQUITY (Continued)

	3 Months Ended		6 Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss as reported:	$(276,674)	$(501,954)	$(758,075)	$(676,986)
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(114,105)	(11,031)	(240,373)	(1,504,030)

Pro forma net loss	$(390,779)	$(512,985)	(998,448)	$(2,181,016)

Net loss per share:
Basic and Diluted – as reported	$(0.01)	$(0.06)	$(0.03)	$(0.10)

Basic and diluted – pro forma	$(0.01)	$(0.06)	$(0.04)	$(0.33)

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

NOTE 5- NET CAPITAL REQUIREMENT

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2003, the Company had net capital of $2,401,584, which was $2,151,584 in excess of its required minimum net capital of $250,000. The Company’s aggregate indebtedness to net capital ratio was .37 to 1 at June 30, 2003.

NOTE 6- ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. As of March 31, 2003, substantially all of the registered representatives had signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire four-year period ending January 2, 2007, a pro-rata adjustment to the purchase price for the remaining non-employed period will be made. Upon leaving the Company, Wachovia, not the Company, retains the right to reclaim the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the

NOTE 6- ACQUISITION (Continued)

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

Overview

     Summit Brokerage Services, Inc. is a financial services firm that provides full service retail securities brokerage through its network of almost 140 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 70 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

     We have a history of operating losses. For the six month period ended June 30, 2003, we reported a loss of $758,075, versus a loss of $676,986 for the comparable period of 2002. Our revenues during this period, however, reflected significant growth, from $3.2 million to $5.2 million (or 63%). We believe our revenue growth is due primarily to the addition of several registered representatives during 2003, combined with an increase in investor confidence. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. For example, our results for the six months ended June 30, 2003 were negatively impacted by costs incurred in connection with the expansion and improvement of our infrastructure which included the hiring of new employees, including several members of senior management, the leasing of additional office space in Boca Raton, Florida, and improving our information technology systems. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

     The following discussion relates to the results of operations for the three months and six months ended June 30, 2003 (the “2003 Quarter” and the “2003 Period,” respectively) compared to the same period in the prior year (the “2002 Quarter” and the “2002 Period,” respectively).

Comparison of Three Months Ended June 30, 2003 and June 30, 2002

Revenue:

     The largest component of our revenue is the commission and fee income we generate from the sale of financial products and services and the management of clients’ accounts. Revenues from these two sources are aggregated and reflected in our Statement of Loss as “Commissions.” For the 2003 Quarter, we reported commission revenue of $3,061,000, which represents an increase of $1,681,933, or 122%, over commission revenue of $1,379,067 for the 2002 Quarter. We believe several factors contributed to this growth, including the net addition of approximately 15 registered representatives during the quarter, as well as a rise in investor confidence.

     In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.). Consequently, it is possible that our revenue trends may not mirror those of the financial services industry as a whole.

Expenses:

     Commission and clearing costs increased to $2,261,429 during the 2003 Quarter, which represents an increase of $1,004,273, or 80%, over the $1,257,156 reported for the 2002 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Quarter to 74% from 91% in the 2002 Quarter. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $679,528 during the 2003 Quarter, which represents an increase of $464,145, or 216%, over the 2002 Quarter. This increase was largely due to the addition of several new employees after the 2002 Quarter, up though and during the 2003 Quarter (including in connection with the Boca Branch). In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For the 2003 Quarter and 2002 Quarter, a total of $38,587 and $1,323, respectively, was expensed, all of which related to the amortization of unearned stock compensation.

     Occupancy and equipment cost increased to $144,249 during the 2003 Quarter, which represents an increase of $104,862, or 266%, over $39,387 reported for the 2002 Quarter. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch.

     Professional fees decreased by $120,424, or 47%, from $256,407 during the 2002 Quarter to $135,983 during the 2003 Quarter. This decrease was due primarily to significant declines in expenditures on legal fees and consulting fees in the aggregate amount of $82,000. Additionally, our results for the 2003 Quarter include $22,625 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $16,377 recorded for the 2002 Quarter.

     Communications costs increased by $53,667, or 172%, to $84,808 in the 2003 Quarter from $31,141 in the 2002 Quarter. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Depreciation and amortization expense increased by $53,525, or 587%, to $62,646 during the 2003 Quarter versus $9,121 for the 2002 Quarter. Almost all of this increase was attributable to the amortization of the customer list recorded in connection with the Boca Branch acquisition.

     Other operating expenses increased by $63,924, or 70%, to $155,210 during the 2003 Quarter versus $91,286 for the 2002 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. We also include interest expense in other operating expenses, which increased by $12,225 during the 2003 Quarter, which is primarily attributable to the recognition of imputed interest resulting from a note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch.

Net Income / Loss:

     For the 2003 Quarter, we reported a net loss of ($276,674) or ($.01) per basic and diluted share, as compared to the net loss reported for the 2002 Quarter of ($501,954) or ($.06) per basic and diluted share. As a function of gross revenues, our loss for the 2003 Quarter equaled 9% of gross revenues, compared with 36% for the 2002 Quarter.

Comparison of Six Months Ended June 30, 2003 and June 30, 2002

Revenue:

     The largest component of our revenue is the commission and fee income we generate from the sale of financial products and services and the management of clients’ accounts. Revenues from these two sources are aggregated and reflected in our Statement of Loss as “Commissions.” Commission revenue of $4,875,380 for the 2003 Period represents an increase of $1,722,923, or 55%, over commission revenue for the 2002 Period. We believe several factors contributed to this growth, including a rise in investor confidence and the net addition of approximately 60 registered representatives during the 2003 Period.

     In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.). Consequently, it is possible that our revenue trends may not mirror those of the financial services industry as a whole.

Expenses:

     Commission and clearing costs increased to $3,634,403 during the 2003 Period, which represents an increase of $857,071, or 31%, over the $2,777,332 reported for the 2002 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises.

Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Period to 75% from 88% in the 2002 Period. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $1,238,776 during the 2003 Period, which represents an increase of $789,016, or 175%, over the 2002 Period. This increase was largely due to the addition of several new employees after the 2002 Period, up though and during the 2003 Period (including in connection with the Boca Branch). In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the Company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For the 2003 Period, a total of $122,174 was expensed, of which $77,174 related to the amortization of unearned stock compensation. This compares with $55,903 expense recorded in the 2002 Period, of which $5,903 related to the amortization of unearned stock compensation.

     Occupancy and equipment cost increased to $269,002 during the 2003 Period, which represents an increase of $185,039, or 220%, over $83,963 reported for the 2002 Period. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch.

     Professional fees decreased by $78,439, or 23%, from $340,236 during the 2002 Period to $261,797 during the 2003 Period. This decrease was largely due to a reduction of approximately $34,000 in legal fees, $24,000 in consulting fees and $36,000 in recruiting fees. The reduction in recruiting fees was largely attributable to our reduced use of outside recruiters. Additionally, our results for the 2003 Period include $45,250 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $16,377 recorded for the 2002 Period.

     Communications costs increased by $100,649, or 152%, to $166,715 in the 2003 Period from $66,066 in the 2002 Period. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Depreciation and amortization expense increased by $87,077, or 433%, to $107,167 during the 2003 Period versus $20,090 for the 2002 Period. Almost all of this increase was attributable to the amortization of the customer list recorded in recorded in connection with the Boca Branch acquisition.

     Other operating expenses increased to $263,673 during the 2003 Period, which represents an increase of $133,383, or 102%, over the 2002 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Period, other operating expenses increased over amounts reported in the 2002 Period primarily as a result of both the inclusion of the operating costs associated with the Boca Branch and our effort to expand our infrastructure. Examples of expenses that increased significantly during the 2003 Period when compared to the 2002 Period include insurance expense, which increased by $19,253, and printing and postage expense, which in the aggregate increased by $38,965. We also include interest expense in other operating expenses, which increased by $29,124 during the 2003 Period. This increase is primarily attributable to the recognition of imputed interest resulting from note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch.

Net Income / Loss:

     For the 2003 Period, we reported a net loss of ($758,075) or ($.03) per basic and diluted share, as compared to the net loss reported for the 2002 Period of ($676,986) or ($.10) per basic and diluted share. While total revenue for the Period increased by approximately $2.0 million, such improvements were offset in large part by the incurrence of additional operating costs.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($510,937) during the 2003 Period, compared to net cash used of ($648,526) for the 2002 Period. The decrease in cash used by operating activities was due largely to the significant increase in our revenues, and the resulting impact on our earnings. More specifically, during the 2003 Period, we added an additional $1.7 million of commission revenue, on which we paid commissions and clearing costs of approximately 75%, or $1.3 million. The difference, or $.4 million, helped to offset our increased operating expenses. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2003 Period, such charges amounted to $321,278, compared to $92,370 for the 2002 Period.

     Cash and cash equivalents increased during the 2003 Period by $980,061 to $2,587,735. This increase was due largely to the cash received from financing activities (primarily in connection with our private financings) of $1,537,674, which amount was offset by cash used in operating activities of $510,937.

     During the 2003 Period, we purchased $46,676 of property and equipment, which amount exceeded by $41,124 the $5,552 used during the 2002 Period. The Company does not project material capital expenditures over the next twelve months.

     Financing activities provided net cash of $1,537,674 during the 2003 Period, which amount included gross proceeds of $1,960,000 from the consummation of two private offerings of our common stock. These amounts raised, however, were offset by aggregate payments of $235,385 made by us to Wachovia Securities in connection with our purchase of the Boca Branch as well as $175,172 of common stock offering costs related to the private offerings.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected June 27, 2001 (1)

3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)

3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)

3.1.3	Amendment to Amended and Restated Articles of Incorporation effected August 28, 2002 (10)

3.1.4	Amendment to Amended and Restated Articles of Incorporation effected April 9, 2003 (13)

3.2	Amended and Restated Bylaws (2)

10.1	2000 Incentive Compensation Plan (3)

10.2	Stock Option Agreement between the Company and Richard Parker (4)

10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)

10.4	Employment Agreement between the Company and Richard Parker (5)

10.5	Employment Agreement between the Company and Mark F. Caulfield (5)

10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)

10.7	Amendment to Secured Demand Note Collateral Agreement (6)

10.8	Employment Agreement between the Company and Ronald Caprilla (7)

10.9	Stock Purchase Agreement (8)

10.10	Employment Agreement between the Company and Marshall T. Leeds (8)

10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)

10.12	Stock Option Agreement between the Company and Richard Parker (8)

10.13	Stock Option Agreement between the Company and Richard Parker (8)

10.14	Employment Agreement between the Company and Richard Parker (9)

10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)

10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)

10.17	Commercial Lease between the Company and First America Living Trust (9)

10.18	Form of Registration Rights Agreement between the Company and certain investors (11)

10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12)

10.20	Stock Purchase Agreement between the Company and Antares Capital Fund III Limited Partnership (“Antares) (13)

10.21	Supplemental Letter between the Company and Antares (w/o exhibits) (13)

10.22	Registration Rights Agreement between the Company and Antares (13)

10.23	Co-Sale and Voting Rights Agreement between the Company and Antares (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 1002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

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

[Signature Page Follows]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

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