Form 10QSB/A
period 2003-09-30
SUMMIT BROKERAGE SERVICES INC / FL
filed 2004-02-06
CIK 1045993

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

SUMMIT BROKERAGE SERVICES, INC.

INDEX

The following items are amended:

Page
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Statement of Financial Condition at September 30, 2003 (unaudited)	3
Condensed Consolidated Statements of Income (Loss) for the Three Months ended September 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Income (Loss) for the Nine Months ended September 30, 2003 and 2002 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	22

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

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

	For The Three Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,575,406	$1,498,162
Interest and dividends	137,909	16,928
Other	39,462	15,003

	3,752,777	1,530,093

EXPENSES
Commissions and clearing costs	2,636,251	1,214,500
Employee compensation and benefits	574,790	232,385
Occupancy and equipment	113,368	36,964
Communications	83,151	24,237
Professional expenses	158,206	165,269
Depreciation and amortization	46,421	10,045
Loss on disposition of fixed assets	94,632	—
Other operating expenses	44,522	103,785

	3,751,341	1,787,185

NET INCOME (LOSS) BEFORE INCOME TAXES	1,436	(257,092)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$1,436	(257,092)

BASIC AND DILUTED LOSS PER SHARE	($.00)	($.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	28,120,064	10,845,428

See accompanying notes to financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)

	For The Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,450,786	$4,650,619
Interest and dividends	378,950	53,624
Other	106,499	16,601

	8,936,235	4,720,844

EXPENSES
Commissions and clearing costs	6,270,654	3,991,832
Employee compensation and benefits	1,813,566	682,145
Occupancy and equipment	382,371	120,927
Communications	249,866	90,303
Professional expenses	420,003	505,505
Depreciation and amortization	153,411	30,135
Loss on disposition of fixed assets	94,632	—
Other operating expenses	308,372	233,567

	9,692,875	5,654,414

NET LOSS BEFORE INCOME TAXES	(756,640)	(933,570)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(756,640)	(933,570)

BASIC AND DILUTED LOSS PER SHARE	($.03)	($.12)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	25,994,987	8,050,422

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

For consistency purposes, the Company has restated its 10-QSB for the 2002 periods included in this filing. The following schedules present a reconciliation of the 2003 and 2002 amounts reported as originally filed in Form 10-QSB for the period ended September 30, 2003 to the amounts reported as amended in this September 30, 2003 filing of Form 10-QSB.

NOTE 2 - RECLASSIFICATIONS (Continued)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	Sept. 30, 2003	compensation	expenses	Sept. 30, 2003

Revenues
Commissions	$3,575,406	$—	$—	$3,575,406
Interest and dividends	137,909	—	—	137,909
Other	60,601	—	(21,139)	39,462

	3,773,916	—	(21,139)	3,752,777
Expenses
Commissions and clearing costs	2,615,553	—	20,698	2,636,251
Employee compensation and benefits	530,340	38,587	5,863	574,790
Occupancy and equipment	113,368	—	—	113,368
Communications	83,151	—	—	83,151
Professional expenses	135,581	22,625	—	158,206
Stock based compensation	61,212	(61,212)	—	—
Depreciation and amortization	46,421	—	—	46,421
Loss on disposition of fixed assets	94,632	—	—	94,632
Other operating expenses	92,222	—	(47,700)	44,522

	3,772,480	—	(21,139)	3,751,341
	$1,436	$—	$—	$1,436

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	three months	Reclassification	and other	three months
	ended	of stock-based	operating	ended
	Sept. 30, 2002	compensation	expenses	Sept. 30, 2002

Revenues
Commissions	$1,545,736	$—	$(47,574)	$1,498,162
Interest and dividends	16,928	—	—	16,928
Other	6,063	—	8,940	15,003

	1,568,727	—	(38,634)	1,530,093
Expenses
Commissions and clearing costs	1,258,428	—	(43,928)	1,214,500
Employee compensation and benefits	182,313	23,500	26,572	232,385
Occupancy and equipment	35,415	—	1,549	36,964
Communications	24,237	—	—	24,237
Professional expenses	142,593	22,676	—	165,269
Stock based compensation	46,176	(46,176)	—	—
Depreciation and amortization	10,045	—	—	10,045
Loss on disposition of fixed assets	—	—	—	—
Other operating expenses	126,612	—	(22,827)	103,785

	1,825,819	—	(38,634)	1,787,185
	$(257,092)	$—	$—	$(257,092)

NOTE 2 - RECLASSIFICATIONS (Continued)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	nine months	Reclassification	and other	nine months
	ended	of stock-based	operating	ended
	Sept. 30, 2003	compensation	expenses	Sept. 30, 2003

Revenues
Commissions	$8,450,786	$—	$—	$8,450,786
Interest and dividends	378,950	—	—	378,950
Other	107,981	—	(1,482)	106,499

	8,937,717	—	(1,482)	8,936,235
Expenses
Commissions and clearing costs	6,225,741	—	44,913	6,270,654
Employee compensation and benefits	1,628,981	160,761	23,824	1,813,566
Occupancy and equipment	380,145	—	2,226	382,371
Communications	251,417	—	(1,551)	249,866
Professional expenses	352,128	67,875	—	420,003
Stock based compensation	228,636	(228,636)	—	—
Depreciation and amortization	153,588	—	(177)	153,411
Loss on disposition of fixed assets	94,632	—	—	94,632
Other operating expenses	379,089	—	(70,717)	308,372

	9,694,357	—	(1,482)	9,692,875
	$(756,640)	$—	$—	$(756,640)

	Condensed			Condensed
	Consolidated		Reclassification	Consolidated
	as originally		of reimbursed	as restated
	filed for the		expenses	for the
	nine months	Reclassification	and other	nine months
	ended	of stock-based	operating	ended
	Sept. 30, 2002	compensation	expenses	Sept. 30, 2002

Revenues
Commissions	$4,814,423	$—	$(163,804)	$4,650,619
Interest and dividends	53,624	—	—	53,624
Other	7,661	—	8,940	16,601

	4,875,708	—	(154,864)	4,720,844
Expenses
Commissions and clearing costs	4,140,530	—	(148,698)	3,991,832
Employee compensation and benefits	565,135	79,403	37,607	682,145
Occupancy and equipment	115,067	—	5,860	120,927
Communications	90,303	—	—	90,303
Professional expenses	466,452	39,053	—	505,505
Stock based compensation	118,456	(118,456)	—	—
Depreciation and amortization	30,135	—	—	30,135
Loss on disposition of fixed assets	—	—	—	—
Other operating expenses	283,200	—	(49,633)	233,567

	5,809,278	—	(154,864)	5,654,414
	$(933,570)	$—	$—	$(933,570)

NOTE 3 - DUE FROM/TO RELATED PARTIES

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

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

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

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. During the three months ended September 30, 2003, 93,221 options were issued for which the Company did not record any unearned stock compensation. The Company has also agreed to issue options, as of August 7, 2003, entitling the holder thereof to acquire up to 600,000 shares of common stock at a price of $.45 per share. For purposes of computing pro-forma earnings per share herein, we have assumed the issuance of these options. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended September 30, 2003 and 2002 are as follows:

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 6 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. Substantially all of the registered representatives have signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire four-year period ending January 2, 2007, a pro-rata adjustment to the purchase price for the remaining non-employed period will be made. Upon leaving the Company, Wachovia, not the Company, retains

NOTE 6 – ACQUISITION (Continued)

the right to reclaim the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the three-month period ended September 30, 2003 approximated $48,000. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective interest method. Amortization of imputed interest for the three-month period ended September 30, 2003 approximated $18,000. As of the date of acquisition, there were no contingent considerations which needed to be recorded in accordance with SFAS No. 141. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

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

     Summit is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 47 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 25 states.

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

     We have a history of operating losses. For the nine month period ended September 30, 2003, we reported a loss of $756,640, versus a loss of $933,570 for the comparable period of 2002. However, for the three month period ended September 30, 2003, we reported income of $1,436, versus a loss of $257,092 for the same period in 2002. We believe our improved performance is due primarily to increased investor confidence and the addition of several registered representatives during 2003. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. For example, our results for the the nine months ended September 30, 2003 were negatively impacted by costs incurred in connection with the expansion and improvement of our infrastructure which included the hiring of new employees, including several members of senior management, the leasing of additional office space in Boca Raton,

Florida, and improving our information technology systems. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

     Our business plan is focused primarily on increasing our network of affiliated registered representatives, which permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in acquired registered representatives becoming employees of Summit.

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

Results of Operations

     The following discussion relates to the results of operations for the three months and nine months ended September 30, 2003 (the “2003 Quarter” and the “2003 Period,” respectively) compared to the same period in the prior year (the “2002 Quarter” and the “2002 Period,” respectively). During the Quarter, commission revenues generated by the Boca Branch accounted for approximately 38% of total commission revenues, which percentage we expect to decline as we recruit more registered representatives.

Comparison of Three Months Ended September 30, 2003 and September 30, 2002

Revenue:

     Commission revenue of $3,575,406 for the 2003 Quarter represents an increase of $2,077,244, or 139%, over commission revenue for the 2002 Quarter. Importantly, commission revenue for the 2003 Quarter reflects the single highest quarterly revenue recorded by the Company since its inception. We believe several factors contributed to this growth, including a rise in investor confidence and the net addition of approximately 15 registered representatives during the quarter.

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

Expenses:

     Commission and clearing costs increased to $2,636,251 during the 2003 Quarter, which represents an increase of $1,421,751, or 117%, over the $1,214,500 reported for the 2002 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Quarter to 74% from 81% in the 2002 Quarter. This decrease is primarily attributable to acquisition of the

Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $574,790 during the 2003 Quarter, which represents an increase of $342,405, or 147%, over the 2002 Quarter. This increase was due primarily to the addition of several new employees during 2003, as well as the incurrence of severance costs associated with the closing of the Company’s Indialantic office in the second and third quarter of 2003. In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For the 2003 Quarter, a total of $38,587 was expensed, all of which related to the amortization of unearned stock compensation. This compares with $23,500 recorded in the 2002 Quarter, none of which related to the amortization of unearned stock compensation.

     Occupancy and equipment cost increased to $113,368 during the 2003 Quarter, which represents an increase of $76,404, or 207%, over $36,964 reported for the 2002 Quarter. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch. On August 31, 2003, however, the Company terminated the lease for its office space in Indialantic. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $7,063, or 4%, from $165,269 during the 2002 Quarter to $158,206 during the 2003 Quarter. During the 2003 Quarter, an increase in legal and accounting fees was offset by a reduction in consulting fees. Additionally, our results for the 2003 Quarter include $22,625 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $22,676 recorded for the 2002 Quarter.

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

     Other operating expenses decreased by $59,263, or 57%, to $44,522 during the 2003 Quarter versus $103,785 for the 2002 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Quarter, other operating expenses decreased over amounts reported in the 2002 Quarter primarily as a result of a reduction in, among other things, contract labor costs, which declined by $31,146 and certain costs incurred in connection with being a public company, such as EDGAR filing preparation fees and other financial printing costs, which decreased by $20,607. We also include interest expense in other operating expenses, which increased by $12,720 during the 2003 Quarter. This increase is primarily attributable to the recognition of imputed interest resulting from a note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch.

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

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002

Revenue:

     Commission revenue of $8,450,786 for the 2003 Period represents an increase of $3,800,167, or 82%, over commission revenue for the 2002 Period. We believe several factors contributed to this growth, including a rise in investor confidence and the net addition of approximately 65 registered representatives during the 2003 Period. During the Period, commission revenues generated by the Boca Branch accounted for approximately 39% of total commission revenues, which percentage we expect to decline as we recruit more registered representatives.

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

Expenses:

     Commission and clearing costs increased to $6,270,654 during the 2003 Period, which represents an increase of $2,278,822, or 57%, over the $3,991,832 reported for the 2002 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in the 2003 Period to 74% from 86% in the 2002 Period. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch’s expenses, we pay to the Boca Branch’s registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $1,813,566 during the 2003 Period, which represents an increase of $1,131,421, or 166%, over the 2002 Period. This increase was due primarily to the addition of several new employees during 2003, as well as the incurrence of severance costs associated with the closing of the Company’s Indialantic office in the second and third quarter of 2003. In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the Company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For the 2003 Period, a total of $160,761 was expensed, of which $115,761 related to the amortization of unearned stock compensation. This compares with the 2002 Period for which $79,403 was expensed, of which $5,903 related to the amortization of unearned stock compensation.

     Occupancy and equipment cost increased to $382,371 during the 2003 Period, which represents an increase of $261,444, or 216%, over $120,927 reported for the 2002 Period. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch. On August 31, 2003, however, the Company terminated the lease for its office space in Indialantic. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $85,502, or 17%, from $505,505 during the 2002 Period to $420,003 during the 2003 Period. This decrease was largely due to a reduction of approximately $63,000 in consulting fees and approximately $38,000 in recruiting fees. The reduction in recruiting fees was largely attributable to our reduced use of outside recruiters. Additionally, our results for the 2003 Period include $67,875 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $39,053 recorded for the 2002 Period.

     Communications costs increased by $159,563, or 177%, to $249,866 in the 2003 Period from $90,303 in the 2002 Period. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Loss on disposition of fixed assets for the 2003 Period was $94,632. We did not recognize any similar loss for the 2002 Period. The loss on disposition of fixed assets was attributable to the closing of the Indialantic office in the third quarter of 2003 and the related write-off of leasehold improvements and fixed assets.

     Other operating expenses increased to $308,372 during the 2003 Period, which represents an increase of $74,805, or 32%, over the 2002 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2003 Period, other operating expenses increased over amounts reported in the 2002 Period primarily as a result of both the inclusion of the operating costs associated with the Boca Branch and our effort to expand our infrastructure. Examples of expenses that increased significantly during the 2003 Period when compared to the 2002 Period include office supplies and printing, which increased by $39,290, postage, which increased by $21,569 and advertising and promotions, which increased by $21,201. We also include interest expense in other operating expenses, which increased by $41,957 during the 2003 Period. This increase is primarily attributable to the recognition of imputed interest resulting from note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch. During the 2003 Period, certain costs included in other operating expenses decreased. Examples of costs that decreased during the period include costs incurred in connection with being a public company, such as EDGAR filing preparation fees and other financial printing costs, which decreased by $24,175.

Net Income / Loss:

     For the 2003 Period, we reported a net loss of ($756,640) or ($.03) per basic and diluted share, as compared to the net loss reported for the 2002 Period of ($933,570) or ($.12) per basic and diluted share. Our improved performance overall is mainly attributable to improved investor confidence in the equity markets which occurred primarily in the fiscal quarter ended September 30, 2003, and a substantial increase in the number of registered representatives working for us. However, the increase in revenue was off-set by increased operating costs from improvements made to our infrastructure and costs related to the acquisition and integration of the Boca Branch, as described above.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name

3.1	Amended and Restated Articles of Incorporation, effected September 27, 2001 (1)

3.1.1	Amendment to Amended and Restated Articles of Incorporation, effected August 8, 2001(1)

3.1.2	Amendment to Amended and Restated Articles of Incorporation effected March 27, 2002 (8)

3.1.3	Amendment to Amended and Restated Articles of Incorporation effected August 28, 2002 (10)

3.1.4	Amendment to Amended and Restated Articles of Incorporation effected April 9, 2003 (13)

3.2	Amended and Restated Bylaws (2)

10.1	2000 Incentive Compensation Plan (3)

10.2	Stock Option Agreement between the Company and Richard Parker (4)

10.3	Stock Option Agreement between the Company and Mark F. Caulfield (4)

10.4	Employment Agreement between the Company and Richard Parker (5)

10.5	Employment Agreement between the Company and Mark F. Caulfield (5)

10.6	Secured Demand Note Collateral Agreement between the Company and Summit Group of Companies, Inc. (6)

10.7	Amendment to Secured Demand Note Collateral Agreement (6)

10.8	Employment Agreement between the Company and Ronald Caprilla (7)

10.9	Stock Purchase Agreement (8)

10.10	Employment Agreement between the Company and Marshall T. Leeds (8)

10.11	Stock Option Agreement between the Company and Marshall T. Leeds (8)

10.12	Stock Option Agreement between the Company and Richard Parker (8)

10.13	Stock Option Agreement between the Company and Richard Parker (8)

10.14	Employment Agreement between the Company and Richard Parker (9)

10.15	Amended and Restated Employment Agreement between the Company and Marshall T. Leeds (9)

10.16	Shareholders’ Voting Agreement and Irrevocable Proxy by and among the Company, Marshall T. Leeds, Richard Parker and Joan Parker (9)

10.17	Commercial Lease between the Company and First America Living Trust (9)

10.18	Form of Registration Rights Agreement between the Company and certain investors (11)

10.19	Purchase Agreement dated January 2, 2003 between Summit Holding Group, Inc. and Wachovia Securities Financial Network, Inc. (w/o exhibits) (12)

10.20	Stock Purchase Agreement between the Company and Antares Capital Fund III Limited Partnership (“Antares) (13)

10.21	Supplemental Letter between the Company and Antares (w/o exhibits) (13)

10.22	Registration Rights Agreement between the Company and Antares (13)

10.23	Co-Sale and Voting Rights Agreement between the Company and Antares (13)

10.24	Form of Warrant Agreement dated effective March 19, 2003(14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 1002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed November 14, 2001, file no. 0-29337.

(2)	Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001 was filed prematurely and subsequently not adopted by the Board of Directors. As a result, the Amended and Restated Bylaws dated July 21, 2000 remain in effect and were re-filed with, and are incorporated by reference to, the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB.

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed July 31, 2000.

(4)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed September 26, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2000 on Form 10-QSB, filed August 14, 2000 and amended August 15, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2001, on Form 10-QSB filed November 14, 2001.

(7)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001 on Form 10-KSB filed April 15, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended March 31, 2002 on Form 10-QSB filed May 24, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002 on Form 10-QSB filed August 19, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2002, on Form 10-QSB filed November 14, 2002.

(11)	Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2002 on Form 10-KSB filed March 31, 2003.

(12)	Incorporated by reference to the Company’s amendment to Current Report on Form 8-K filed March 18, 2003.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended September 30, 2003, on form 10-QSB filed November 14, 2003.

(2)

(b)	Reports on Form 8-K

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

Steven C. Jacobs, Executive Vice President and Chief
Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.2	Certification Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*